Form 10-Q
period 2016-09-30
Tech Central, Inc.
filed 2016-11-14
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 333-212438

Tech Central, Inc.
(Name of small business issuer in its charter)

Wyoming	7812	46-5642819
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

134 West Mission
Fallbrook, CA 92028
TechCentralinc.com
702-241-3268
(Address and telephone number of registrant's principal executive offices and principal place of business)

Northwest Registered Agent Service, Inc.
412 North Main Street
Suite 100
Buffalo, Wyoming 82834
 (Name, address, including zip code, and telephone number, including area code, of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2016
Common Stock, $0.001 par value per share	8,836,250

TECH CENTRAL, INC.
TABLE OF CONTENTS

 FINANCIAL STATEMENTS

TECH CENTRAL, INC.

TECH CENTRAL, INC.
BALANCE SHEETS
September 30, 2016 and December 31, 2015

	September30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$70,011	$74,799
Accounts receivable	25,000	25,000
Total Current Assets	95,011	99,799

Other Assets
Film Equipment	22,884	22,884
Accumulated Depreciation	(4,718)	(1,286)
Total Other Assets	18,166	21,598

Total Assets	$113,177	$121,397

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$15,000	$15,000
Income Tax	5,775	6,836
Total Current Liabilities	20,755	21,836

Total Liabilities	20,775	21,836

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at September 30, 2016 and December 31, 2015	8,837	8,837
Paid in Capital	51,988	51,988
Retained Earnings	31,577	38,736
Total Stockholders' Equity	92,402	99,561

Total Liabilities and
Stockholders' Equity	$113,177	$121,397

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Operations

	Three months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue

Sales	$12,692	$44,500	$39,392	$98,500
Total Revenue	12,692	44,500	39,392	98,500

Cost of Goods Sold	-	-	-	13,250

Gross Profit	12,692	44,500	39,392	85,250

Operating Expenses
Depreciation and amortization	1,144	933	3,432	933
Computer and Internet Expense		513	867	513
Equipment/Filming	-		-	5,000
Professional Fees	7,500	7,375	12,800	13,875
Marketing Expense	21,660	20,500	22,470	25,000
General & Administrative	7,235	1,448	7959	1,674
Travel	83	-	83	-

Total Expenses	37,622	30,769	47,611	46,995

Net Operating Income(Loss)	$(24,930)	$13,731	$(8,219)	$38,255

Other Income/Expense
Income tax	3,568	(2,060)	1,061	(5,738)
Total other income/Expense	3,568	(2,060)	1,061	(5,738)

Net Income	$(21,362)	$11,671	$(7,158)	$32,517

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Weighted Average Shares Outstanding	8,836,250	6,276,780	8,836,250	6,276,780

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows

	9 Months Ended September 30, 2016	9 Months Ended September 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income\loss	$(7,158)	$32,517

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Accounts receivable	$	$(25,000)
Accounts payable		20,000
Stock for Services		19,975
Income Tax Payable	(1,061)	5,738
Depreciation Expense	3,432	933
Net Cash Provided (used in) by Operating Activities	(4,787)	54,163

Cash Flows From Investing Activities
Film Equipment	-	(21,225)
Net Cash Provided (used in) by Investing Activities	-	(21,225)

Net Cash Provided by Financing Activities		-
Proceeds from Issuance of Common Stock	-	34,750
Net Cash Provided by Financing Activities	-	34,750

Increase (Decrease) in Cash	(4,787)	67,688

Cash at Beginning of Period	74,798	210

Cash at End of Period	$70,011	$67,898

Cash paid for Interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS

Tech Central, Inc. ("TCI") was incorporated under the laws of the State of Wyoming on April 30, 2014.

TCI was formed as a Media Company engaging in online video and photography content development and distribution; and website and mobile app technology integration design and development.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's S-1 Registration Statement filed on July 8, 2016.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of September 30, 2016 the Company had accumulated depreciation of $4,718 at December 31, 2015 the company had accumulated depreciation of $1,286.

 ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received. There were past due invoices in the amount of $25,000 as of September 30, 2016 that were subsequently paid in November  2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

REVENUE RECOGNITION
The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

NET INCOME PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended September 30, 2016 or 2015.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 "Equity-Based Payments to Non-Employees", which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of September 30, 2016 the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2016 the Company had retained earnings of $31,577. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3- Assets

The company purchased film equipment at the nine months ended September 30, 2016 and December 31, 2015 totaling a net balance of $18,166 and $21,598  respectively.

Note 4- Commitments and Contingencies
The Company entered into an employment agreement with its President to pay employee a base salary of $2,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. The Company and employee agreed that should the Company elect to cease payments of stated salary to employee for any reason, the salary would not accrue at the time of cessation unless the Company approves the accrual of salary or approves the salary being reinstated. At the three months ended September 30, 2016 the Company has not paid salary nor has the Company accrued salary or agreed to accrue salary in the future.

Note 5 - Related Party Transactions
The Company incurred expenses of $6,100 for salaries to its officer in July of 2014. Restricted shares in the amount of 6,100,000 shares were issued in lieu of cash at par value of $.001 per share.

The company paid MMT, Inc. $15,000 for technical work in September of 2015. Joe Lewis, the CEO of the company is also the CEO of MMT, Inc.

Note 6 – Common Stock

In 2014 the Company authorized the issuance of 6,100,000 founder shares at par value to its President. Joseph Lewis.

On April 2, 2015 the Company issued 225,000 shares at $.02 per share ($4,500) to Green Brook, Inc. for services.

On April 20, 2015 the Company issued 75,000 shares at $.02 per share ($1,500) to Trisha Riede for services.

On April 24, 2015 the Company issued 200,000 shares at $.02 per share ($4,000) to Tala Media Corporation. for services.

On January 12, 2015 the Company issued 50,000 shares at $.02 per share ($1,000) to Jeremy Woertink for services.

On June 30, 2015 the Company issued 175,000 shares at $.02 per share ($3,500) to Darlene Riede for services.

On July 3, 2015 the Company issued 100,000 shares at $.02 per share ($2,000) to Listen LLC for services.

On July 21, 2015 the Company issued 50,000 shares at $.02 per share ($1,000) to Craig Stein for services.

On September 22, 2015 the Company issued 111,250 shares at $.02 per share ($2,225) to MMT, Inc. for services.

On August 12, 2015 the Company issued 12,500 shares at $.02 per share ($250) to Pete Alleman for services.

At the year end December 31, 2015 the Company had issued 1,737,500 shares to 25 investors via a Private Offering of the company's shares at $.02 per share for $34,750.

At the year ended December 31, 2015 and at the quarter ended September 30, 2016 the Company had 8,836,250 shares issued and outstanding.

Note 7 – Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

As such we had taxes payable of $5,775 at the nine months ended September 30, 2016.

Note 8 – Subsequent Events

Management has reviewed events between September 30, 2016 to the date that the financials were issued, and there were no significant events identified for disclosure.

ITEM 2.  Management's discussion and analysis of financial condition and results of operations

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part I, Item 1A, of the Company's Annual Report on Form 10-K under the heading "Risk Factors."

Overview

We were incorporated in Wyoming on April 28, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31, 2014 as our fiscal year end.

We are a full-service multi-media Company with a multi operational approach focusing on Online video and photography content development and distribution and Website and mobile app technology integration design and development. Websites are a unique mix of textual content, photos, sometimes video and often times apps, which are designed as plug-ins to websites or for mobile devices, aiding in the conveyance of a website's message whether it be business related or personal. We offer products and solutions to help our customers stand out in the ever-changing internet environment. We have been, initially, capitalized through the acquisition of Assets from our founding shareholder, cash flows from multi media operations and the proceeds from a Private Placement offering.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. We recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met: non-refundable payment for film rights per a contract, or; persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured. We recognize revenue from commercial video services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured upon invoicing for work.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Results of Operations

For The Three and Nine Months Ended September 30, 2016 Compared To The Three and Nine Months Ended September 30, 2015.

Revenue

For the three month periods ended September 30, 2016 and 2015, we recognized revenues of $12,692 and $44,500 respectively, which were comprised of sales for video filming and sales of stock video.

For the nine month periods ended September 30, 2016 and 2015, we recognized revenues of $39,392 and $98,500 respectively, which were comprised of sales for video filming and sales of stock video.

Cost of Sales

For the three month periods ended September 30, 2016 and 2015, we recognized no cost of goods sold as there were no direct incremental costs incurred in relation to the sale of stock video or miscellaneous sales.

For the nine month period ended September 30, 2016 we recognized no cost of goods sold as there were no direct incremental costs incurred in relation to the sale of stock video or miscellaneous sales, as compared to $13,250 costs of goods sold for the nine month period ending September 30, 2015 comprised of film work of $11,000 and web design of $2,250.

Gross Profit

For the three month periods ended September 30, 2016 and 2015, we recognized a gross profit of $12,692 and $44,500 which was comprised of sales for video filming and sales of stock video.

For the nine month periods ended September 30, 2016 and 2015, we recognized a gross profit of $39,392 and $85,250 which was comprised of sales for video filming and sales of stock video .

Operating Expenses

For the three month period ended September 30, 2016, we incurred total operating expenses of $37,622 consisting of professional fees of $7,500 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, marketing expense of $21,660, general and administrative fees of $7,235, and travel of $83.

For the three month period ended September 30, 2015, we incurred total operating expenses of $30,769 consisting of professional fees of $7,375 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $933, marketing expense of $20,500, computer and internet expense of $513 and general and administrative fees of $1,448.

For the nine month period ended September 30, 2016, we incurred total operating expenses of $47,611 consisting of professional fees of $12,800 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $3,432, marketing expense of $22,470, general and administrative fees of $7,959, computer and internet expense of 867 and travel of $83.

For the nine month period ended September 30, 2015, we incurred total operating expenses of $46,995 consisting of professional fees of $13,875 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $933, marketing expense of $25,000, general and administrative fees of $1,674 and computer and internet expense of $513.

Income Tax

For the three month period ended September 30, 2016, we recognized a tax credit of $3,568 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the three month period ended September 30, 2015, we recognized a tax expense of $2,060 as the taxable profit in the current period was offset by brought forward tax losses generated in prior periods.

For the nine month period ended September 30, 2016, we recognized a tax credit of $1,061 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the nine month period ended September 30, 2015, we recognized a tax expense of $5,738 as the taxable profit in the current period was offset by brought forward tax losses generated in prior periods

Net Income (Loss)

For the three month period ended September 30, 2016, we incurred a net loss of $21,362 due to the factors discussed above.

For the three month period ended September 30, 2015, we recognized net income of $11,671 due to the factors discussed above.

For the nine month period ended September 30, 2016, we incurred a net loss of $7,158 due to the factors discussed above.

For the nine month period ended September 30, 2015, we recognized net income of $32,517 due to the factors discussed above.

Liquidity and Capital Resources

For The nine Months Ended September 30, 2016 Compared To The Year Ended December 31, 2015

As at September 30, 2016, the Company had cash on hand of $70,011, total assets of $113,177, total liabilities of $20,755 and stockholders' equity of $92,402.

As at December 31, 2015, the Company had cash on hand of $74,799, total assets of $121,397, total liabilities of $21,836 and stockholders' equity of $99,561.

The change in shareholders' equity in the nine months ended September 30, 2016 was largely attributable to operating losses incurred in the period.

Operating Activities

For the nine month period ended September 30, 2016, we used $(4,787) cash in operating activities compared to $67,688 in cash provided by operating activities and paid in capital in the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we incurred a loss of $(7,158) which was increased for cash flow purposes by $3,432 in non-cash expenses and reduced further by a net decrease to income tax payable of $1,061.

By comparison, during the nine months ended September 30, 2015, we incurred a profit of $32,517 which was increased for cash flow purposes by $12,963 consisting in non-cash expenses of $933, accounts receivable of (25,000), film equipment of $(21,225), accounts payable of $20,000 and non-cash increase of Income tax payable of $5,738 and increased further by a net increase in paid in capital and stock for services of $54,725.

Investing Activities

For the nine month periods ended September 30, 2016 and 2015 we had $0 and $21,225 respectively used for the purchase of film equipment.

Financing Activities

For the nine months ended September 30, 2016 we neither generated nor used any funds in financing activities.

For the nine months ended September 30, 2015 we generated funds in financing activities of $54,725.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The company has a total stockholder's equity of $92,402 as of September 30, 2016. However, there can be no assurance that the company will achieve its goals and sustain a profitable position.

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond September 30, 2016. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine month periods ended September 30, 2016 or 2015 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended September 30, 2016.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and nine months ended September 30, 2016.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Number	Exhibit
8-K	Item 4.01 Change in Accountants
31.1**
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: November 9 , 2016	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer