Form 10-K
period 2016-12-31
Tech Central, Inc.
filed 2017-03-15
CIK 1639874

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO
Commission file number: 333-212438
 ____________________________________________________________________________
Tech Central, Inc.
(Name of small business issuer in its charter)
 ____________________________________________________________________________

Wyoming	7812	46-5642819
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

Tech Central Inc
Abundance Building
43537 Ridge Park Drive
Temecula CA 92590
855-998-4710
(Address and telephone number of registrant's principal executive offices and principal place of business)

134 West Mission
Fallbrook, CA 92028
TechCentralinc.com
702-241-3268
(Previous address and telephone number of registrant's principal executive offices and principal place of business)

-Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $.02 as of December 31, 2016.

Number of shares of common stock outstanding as of February 28, 2017: 8,836,250.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

 BUSINESS

DESCRIPTION OF BUSINESS

Overview

The Company was incorporated in the State of Wyoming on April 28, 2014 and has been capitalized by the Assets contributed by shareholders through a Private Offering as well as the revenues from operations.

We are a full-service multi-media Company with a multi operational approach focusing on;

1) Online video and photography content development and distribution.
2) Website and mobile app technology integration design and development.

Websites are a unique mix of textual content, photos, sometimes video and often times apps, (which are designed as plug-ins to websites or for mobile devices); all aiding in the conveyance of a website's message whether business related or personal. We offer products and solutions to help our customers stand out in the ever-changing internet environment.

Each of our content services, whether video, photos, apps or a combination, can function independently, as its own business unit, or also function as support material for adjacent services. For example a client may hire us to create content as well as to implement the content on their website.

Our Content services include:

video shoots
photography
photo shoots
video and photography editing
website and/or mobile device app integration of video or photography content voiceover
Ad copywriting.

Recently Facebook stated [http://media.fb.com/2015/01/07/what-the-shift-to-video-means-for-creators/ ] "We're increasingly seeing a shift towards visual content on Facebook, especially with video. In just one year, the number of video posts per person has increased 75% globally and 94% in the US. And with people creating, posting and interacting with more videos on Facebook, the composition of News Feed is changing. Globally, the amount of video from people and brands in News Feed has increased 3.6x year-over-year."

VIDEO AND PHOTOGRAPHY CONTENT DEVELOPMENT

We believe information can be communicated much more effectively and powerfully with photography and video than with plain text. Producing high quality video requires a skill set that is different than those required to produce text. Quality video and images are thus becoming more in demand by businesses.

Through the combination of original content and experience we offer what we consider to be sophisticated content services at competitive rates. We own and develop our own content that we sell to clients. In addition our clients are able to engage us to develop media content at two different rates:

The deluxe rate, (most expensive) allows the client to keep all rights as exclusive footage.

The economy rate, we retain footage as stock footage which can be marketed to other clients in order to create a more cost effective option for the client as well as an additional revenue opportunity for us.

We also assist in script writing for content videos at an additional fee.
For Example a client may order video content at the economy rate which we have determined may have a market value outside of the client. The client is invoiced at a price of $1,000 but we would retain the rights to re-market the footage to other clients. The Deluxe option may cost the client $7,000 but would ensure they own all rights to the exclusive footage.
A few examples of some stock footage retained by us:

● Temecula Wine Country
● Footage Shot in the Temecula California Wine Country
● Racing Footage
● Shots of Street Racing, and high speed auto stunts
● Oceanography
● Shots of the Ocean, its Wildlife and Surfing
● Hollywood
● Various shots of Hollywood Landmarks
● Las Vegas
● Various Shots of Las Vegas Landmarks
● Farm Animals
● Various shots of farm animals
● Live Action Shots
● Sports Photos, Work Photos
● Household Items
● Shots of various household items such as silverware, furniture, desks etc.

For unique situations we use 4k footage shot with a drone. Video and/or photos shot from a drone add a perspective that in the past could only be attained through the use of a helicopter, which was very expensive.

California Coast Project

In addition to using the drone for shooting video for clients we are currently in the process of shooting footage with the drone in and around the California coast to be sold to clients. We anticipate being able to resell footage with projected revenues of $75,000-$100,000.

Projected Production costs and timeline for California Coast Footage:

"Beach Flyover Coastal"collection of California beach Arial footage
"City Views" collection of California downtown city footage

Cost for production $20,000-35,000.00

Beach Flyover Coastal currently has over 10 hours of footage and we anticipate a total of 15 plus hours of footage upon completion. It requires filming along the California Coast and editing to format for streaming content.

Cost estimates are from $5,500-8,000 to complete the content.

City Views also currently has 7 hours of footage. To complete the production of the footage would require approximately 3 more hours of footage, a voice over treatment and editing to format for streaming.

Cost estimates are from $5,300-7,000 to complete the content.

Time to produce should we be able to raise sufficient capital:

We estimate time to complete the film to be approximately 6-9 months after funding, narration and final editing.

Cost to market

Estimated Marketing Cost:

            Approximately $5-15,000
            Commissions to a third party –approximately 20%

Projected Income from the sale or distribution

Our projections for revenue for the content are approximately $75,000 to $100,000. However, we may in fact film, edit and complete the finished project only to find there is little to no demand for the project footage thus equaling a loss to the Company.

Financing

At this time we have no plan in place for additional financing to complete any of the aforementioned projects. We may seek equity financing, joint venture funding, or royalty funding; whereby we would pay out a percentage of the content revenues for financing. At this time there are no plans with regards to future financing.

It is possible that if we are able to sell the rights to one or more of our footage content pieces we would have the necessary capital to complete the production of the remaining films, thus enabling us to self fund production.

CUSTOM VIDEO CONTENT

The majority of our revenue for the year ended December 31, 2016 has been as a result of our custom video content. Our goal continues to be providing a broad range of content services and products that enable small businesses and individuals to establish, maintain, promote, and optimize their online presence. Customers can implement video content themselves or; alternatively, they can choose full service solutions allowing us to implement the content.

As our customers demand more advanced products and consultative services, they move from low-priced content towards higher-priced, value-added offerings, such as;

● Corporate video interviews
● Custom video and or photography
● Apps specifically designed to work with video or photo content
● Celebrity endorsements

Custom video content creation has a relatively high cost. For example if we charged a company $1,000 for stock footage for a web site; we might charge the same Company $10,000 for a custom web-integrated corporate video.

Acquisition of Footage

The company believes it can profit from the buying and selling of existing footage. At this time we have not acquired any footage from outside sources. However, we are actively looking at additional potential film footage acquisitions in various stage of pre-production or completion.

Website and Mobile App Technology Integration Design and Development.

Video and photography are an integral part of all online experiences, in our opinion, possibly one of the best marketing tools for businesses online. Clients need us to aid in placing or installing video and photography content on their existing websites or mobile device applications. We combine integration in website and application development with video production and photography to provide a better visual experience for the end user of online web and mobile devices.

With Smartphone's becoming one of the main sources of internet traffic; in addition to our video and photo content we are currently assisting clients in implementation of website and app technologies that will update their existing websites to a more responsive mobile platform enabling client's websites to be optimized for Smartphone's and app devices. We assist clients installing third party apps that improve their website or mobile device experience.

We are currently working towards the implementation of the following Apps for websites or mobile device apps:

•	Video Viewer
o	A Simple way to incorporate videos from a specific source onto a website.
•	Photo Carousel Viewer
o	A Simple way to incorporate hosted pictures onto a website
•	Sidebar Video Viewer
•	A Simple way to view specific videos on a sidebar of a website with auto play
•
Depending on the project, costs per app installation on clients existing website or mobile device app could range anywhere from a few thousand dollars, to upwards of $50,000 depending on the degree of complexity and functionality of the site. Estimated revenue related to website development serviced in the first year is anticipated to be $75,000.

Marketing

To date the company's revenues have come from the creation of content and content implementation. The company plans to continue marketing to potential and existing clients via its website. To date the company has not entered into any agreements for funding our marketing endeavors.

According to the U.S. Census Bureau, there are more than 28 million small businesses in the United States with fewer than 500 employees. Our focus is to help small businesses succeed online. Small business owners, including sole proprietors, have limited support staff and must devote most of their time to running the daily operations of their businesses. They often have limited knowledge of how to build a web presence and limited time to acquire the skills to do so. At the same time, there is growing acceptance among these small business owners that an effective Internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

Our marketing activities are principally focused on acquiring new clients and promoting additional products and services to our existing customers. To date much of our marketing has been towards existing customers or word of mouth referrals.

While we plan on expanding the marketing of our services in as cost efficient manner as possible through web implemented advertising, some of our advertising campaigns will have associated costs. We anticipate a yearly cost of marketing to range on the low end of $10,000 to a high end of $50,000 per year.

We plan on expanding our marketing through the following means;

1)    By developing an online stock video and photo library.

Some examples of our existing library content:

•	▪ Temecula Wine Country
•	Footage Shot in the Temecula California Wine Country
•	▪ Racing Footage
•	Shots of Street Racing, and high speed auto stunts
•	▪ Oceanography
•	Shots of the Ocean, its Wildlife and Surfing
•	▪ Hollywood
•	Various shots of Hollywood Landmarks
•	▪ Las Vegas
•	Various Shots of Las Vegas Landmarks
•	▪ Farm Animals
•	Various shots of farm animals
•	▪ Live Action Shots
•	Sports Photos, Work Photos
•	▪ Household Items
•	Shots of various household items such as silverware, furniture, desks etc.

We plan on continuous expansion of our stock footage and anticipate that the cost for expansion of our stock photography will vary.

2)             By engaging in SEO implementation
SEO or Search engine optimization enables our products to be readily visible through web searches on sites such as google, yahoo, chrome or Safari to name a few.

3)             Through Social media:
By using social media sites such as twitter, facebook, you tube, vimeo, instagram, snapchat, twitter and others to advertise our services.

Competition
We provide solutions that enable individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented with some vendors providing part of the solution, and others providing a total solution. These solutions are rapidly evolving, creating opportunity for new competitors to enter the market with newly developed product solutions or by addressing specific segments of the market.

 Competition within media providers include:

•	Traditional media solutions such as Television Ads

•	Website creation and management solutions and providers such as Wix and WordPress

•	Alternative web content providers such as Pond5, istockphoto, and google images
•	Competition within web content and app development include sites such as:
•	WebSitePros
•	Iwebdev
•	Godaddy
•	Website.com
•	Various Local Web Developers
We expect ever increasing competition from competitors in the content and presence markets, as well as potential increased competition from companies like Amazon, Google and Microsoft, all of which are providers of internet services which also sell visual content.

We believe the principal competitive factors to include: product capabilities that meet customer requirements, a secure, reliable and integrated technology platform, cost-effective customer acquisition, brand awareness and reputation, customer service and support and overall customer satisfaction. We believe that we compete favorably with respect to each of these factors. For additional information, see "Risk Factors."

Industry Overview –

As video becomes more mobile and more social, it is quickly becoming the most viable marketing opportunity for every business, from international corporations to local brick-and-mortar businesses.

According to Addlie Studios, video marketing is one of the best marketing opportunities in 2015 and the coming years:

•	70% of marketing professionals report that video converts better than any other medium.
•	The average internet user spends 88% more time on a website with video than without.
•	64% of consumers are more likely to buy a product after watching a video about it.
•	Using videos on landing pages can increase conversions by 80%.
•	59% of viewers will watch a video to completion that is less than 1 minute.
•	Despite all this, only 24% of brands are using online video to market to consumers.
Source: Addlie Studios [http://www.adeliestudios.com/top-15-video-marketing-statistics-2015/]

According to The Guardian (www.theguardian.com/small-business-network/2014/jan/14/video-content-marketing-media-online) online video is the future of content marketing. The Guardian further stated "With online video quickly becoming a key means for people to satisfy their information and entertainment needs, small businesses that fail to include it in their Internet marketing strategies will do so at their peril."

Cisco (www.cisco.com/c/en/us/solutions/collateral/service-provider/ip-ngn-ip-next-generation-network/white_paper_c11-481360.html) has indicated that by 2017 video will account for 69% of all consumer internet traffic and Internet video to TV will continue to grow at a rapid pace, increasing fourfold by 2019.

According to Business Insider (www.businessinsider.com/digital-video-advertising-aggressive-spending-and-growth-2014-9) Online video ads are one of the fastest-growing ad mediums, far outpacing growth in spending on television and other digital formats. Online video ad viewing exploded in 2013. Online video ad revenue reached nearly $5 billion in 2016, up from $2.8 billion in 2013, while TV ad revenue will decline by nearly 3% per year during the same time period.

According to Statista, current market data states that 25 percent of global internet users consume online video every day, with 24 percent of U.S. internet users doing so. Google Sites, which include YouTube, are ranked at the top of U.S. online video properties, currently attracting a steady minimum of 160 million unique viewers per month. Other popular U.S. video sites are Yahoo! Sites, VEVO and NDN, which stand out due to user engagement or number of streams. With the increasing usage of mobile device such as smartphone and tables, the current worldwide mobile video traffic is also estimated to amount to 1.46 million TB (terabytes) per month. The number of mobile phone video viewers in the United States is projected to reach 137 million in 2019. Currently, viewers aged 18 to 24 spend the most time on smartphone video content - 36 minutes per week. [http://www.statista.com/topics/1137/online-video/]
Additional statistics for video content for 2017:
1.	According to a report published by Forrester, including video in an email leads to a whopping 200-300% increase in click-through rate.
2.	According to ComScore, 45.4 percent of users viewed at least one video online over the course of a month.
3.	86% of colleges and universities have a presence on YouTube, according to the University of Dartmouth.
4.	Unbounce reports that including video on a landing page can increase conversion by 80%.
5.	YouTube reports mobile video consumption rises 100% every year.
6.	According to Rhythm and Insights, combining video with full page ads boost engagement by 22%.
7.	90% of user say that seeing a video about a product is helpful in the decision process.
8.	75% of executives watch work-related videos on business websites at least once a week.
9.	More video content is uploaded in 30 days than all three major U.S. T.V. networks combined have created in 30 years.
10.	65% of executives visit the marketer's website and 39% call a vendor after viewing a video according to Forbes.

11.	According to ComScore, the average user spends over 16 minutes watching online video ads every month.
12.	Forrester researcher Dr. James McQuivey estimates that one minute of video is equal to 1.8 million words.
13.	According to Online Publishers Association, 80% of users recall a video ad they viewed in the past 30 days.
14.	According to NIELSEN Wire, 36% of online consumers trust video ads.
15.	65% of U.S. marketers plan to increase their mobile ad budgets to account for video according to eMarketer.
16.	Online video advertisers prefer pre-roll ads by a 3:1 margin over the next most favored format according to Break Media.
17.	By 2016 video ad spending will reach $5.4 Billion by 2016 according to Break Media.
18.	Video ads make up 35% of total online ad spending according to Break Media.
19.	92% of mobile video consumers share videos with others, according to Invodo.
20.	147.MM Americans watch video on the internet, according to NIELSEN.– According to Tremor Video, 75% of online video viewers have interacted with an online video ad this month.
21.	87% of online marketers use video content according to Outbrain.
22.	According to ComScore the average user is exposed to an average 32.3 videos in a month.
23.	46% of users take some sort of action after viewing a video ad, according to Online publishers association.
24.	After watching a video, 64% of users are more likely to buy a product online, according to ComScore.
25.	72 Hours of video are uploaded to YouTube every minute, according to YouTube.
26.	Comedy is the most popular form of online video content among all viewers at 39% followed by news (33%) and music (31%) according to Burst Media.
27.	96% of B2B organizations use video in some capacity in their marketing campaigns of which 73% report positive results to their ROI, according to a survey conducted by ReelSEO.
28.	At the current growth rate, Cisco predicts that it will take over 5,000,000 years to watch every video that crosses global IP networks in a single month in 2019
29.	According to an Australian Retailer, real estate listings that include a video receive 403% more inquiries than those without.

30.	1/3 of all online activity is spent watching video.
31.	According to Forbes, 59% of executives would rather watch video than read text.
32.	Enjoyment of video ads increase purchase intent by 97% and brand association by 139% according to Unruly.
33.	According to VINDICO, 80% of online video ads are abandoned within the first half of the ad.
34.	50% of executives look for more information after seeing a product/service in a video, according to Forbes.
35.	According to Implix, an introductory email that includes a video receives an increase click-through rate by 96%.
36.	YouTube users watch more than 3 billion hours of video per month, according to YouTube.
37.	According to Visible Measures, 20% of viewers will click away from a video in 10 seconds or fewer.
38.	45% of viewers will stop watching a video after 1 minute and 60% by 2 minutes, according to Visible Measures.
39.	Ipad users tend to watch a video up to 5 minutes long.
40.	16% of YouTube videos are embedded, linked, shared on Tuesday between 11am and 1pm.
41.	About 74% of the online market now supports HTML5 according to LongTail Video.
42.	According to Jun Group, videos that are 15 seconds or shorter are shared 37% more often than those that last between 30 seconds and 1 minute.
43.	Mist Media reports that the average internet user spends 88% more time on a site with video.
44.	Animated explainer videos increase conversion rates by 20% according to Unbounce.
45.	76% of marketers plan to increase their use of YouTube and video marketing, reported by Social Media Examiner via Envisa.
46.	30 second in-stream mobile video ads have an 88.3% completion rate according to Rhythm OneInsights.
47.	4 out of 5 users will click away if the video stalls while loading according t0 Google.
48.	22% of U.S. small businesses plan to post a video in the next 12 months according to BIA/Kelsey.
49.	Including a video on your homepage can increase conversion rates by 20% or more, according to ReelSEO.

Regulation
Our business is subject to regulation by federal and state laws in the United States and the laws of other jurisdictions in which we do business.
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. U.S. federal, state, and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy, taxation, liability for third-party activities and jurisdiction, are particularly relevant to our business. Such laws and regulations are discussed below.
Communications Decency Act. The CDA regulates content of material on the Internet, and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on their servers unless they participate in creating or developing the content.
Digital Millennium Copyright Act. The DMCA provides a safe harbor from liability for third-party copyright infringement. To qualify for the safe harbor, however, registrars and website hosting providers must satisfy numerous requirements, including adoption of a user policy that provides for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, registrars and website hosting providers must expeditiously remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works. A registrar or website hosting provider that fails to comply with these safe harbor requirements may be found liable for copyright infringement.
Lanham Act. The Lanham Act governs trademarks and false advertising. Case law interpreting the Lanham Act has limited liability for many online service providers such as search engines and domain name registrars. Nevertheless, there is no statutory safe harbor for trademark violations comparable to the provisions of the DMCA and we may be subject to a variety of trademark claims in the future.

Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage, and security of personal information of individuals.

Intellectual Property & Proprietary Rights

We regard substantial elements of our businesses and website as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. To date we have no copyrights or trademarks that have been applied for.

1A. RISK FACTORS
 RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE POSSIBILITY THAT YOUR ENTIRE INVESTMENT MAY BE LOST. AS SUCH, YOU ARE ENCOURAGED TO EVALUATE THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE PURCHASING OUR COMMON STOCK. OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ANY OF THE FOLLOWING RISKS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND COULD RESULT IN COMPLETE LOSS OF YOUR INVESTMENT.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Wyoming on April 28, 2014. We have limited financial resources and only limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

 All of our capital and assets have been provided by or acquired from our principal shareholders, revenues and through a Private Placement of the shares being registered. We estimate that we will have sufficient capital to operate for the next twelve (12) and sufficient capital to market unfinished video projects we are developing, as well as develop our marketing exposure to market our commercial video services. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

We depend highly on our current president who has limited experience in running a public company.

We depend highly on Joe Lewis, our CEO and Director, who may be difficult to replace. Joe Lewis at this point, only devotes approximately 60% of his time per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and business expertise of Mr. Lewis.

Loss of our CEO could adversely affect our business.

Loss of Mr. Lewis could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor's investments. Mr. Lewis received a salary of $12,500 in 2014 and 6,100,000 shares of the Company's common stock. In 2015 and 2016 Mr. Lewis elected not to take a salary until such time that the Company was generating sufficient revenue on a consistent basis to sustain a salary. It is unknown, at this time, if or when the Company may be able to further compensate Mr. Lewis for his management services. The company does not anticipate Mr. Lewis receiving a salary in the foreseeable future.

Our management has limited experience in running a public company.

Mr. Lewis, has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Mr. Lewis will rely on the expertise of outside counsel to insure proper filing and the meeting of deadlines.

Our auditors have issued a going concern opinion.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern

There are increased costs and regulations associated with operating a public company and we will have limited internal accounting controls.

There are a number of expenses and costs associated with operating a public Company including filing expenses, transfer agent, stock issuance and maintenance costs, accounting, legal and auditing expenses that will materially increase the Company's operating expenses and make it more difficult for the Company's businesses to produce operating profits. Projected cost for the next 12 months associated with the operation aspects of being a public company are projected to be approximately $16,500. Our CEO has no prior experience managing a public company. With only one officer and director there will be no internal oversight to the Company's financial reporting.

Because of competitive pressures from competitors with more resources, Tech Central Inc. may fail to implement its business model profitably.

The Internet content industry is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase (see "Competition"). We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.

We are dependent on the popularity of our video products.

Our ability to generate revenue and be successful in implementing our business plan is dependent on our ability to develop, produce, acquire and distribute media content products that are popular with audiences and sold via distribution channels that are efficient and cost effective.

We may be unable to compete with larger or more established Internet companies.

We face a large and growing number of competitors in the Internet industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company. As a result, certain of these competitors may be in better positions to compete with us for product and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

We are developing drone footage video content which is under development and could be unprofitable once completed.

There is no assurance that if and when the drone footage under development is completed that it will be met with success or be profitable. We face competition from many developers of content some of which have far greater resources and expertise than we do.

In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of any shareholder's investment.

Due to our limited operating history, we will have to use all of our existing resources to complete and market our motion picture products and develop our distribution channels as well as to continue to market our commercial video services and develop our content.

Following this offering we may need to raise additional funds to expand our operations. We will receive no proceeds from this offering. We may raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations, although at this time there is no plan in effect to do so. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

Our products or processes could give rise to claims that our products infringe on the rights of others.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe on their patent or other proprietary rights. Currently such claims and litigation could potentially apply to our products under development. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to produce, use or sell the affected product or process. Litigation, which could result in substantial costs to us, may also be necessary to enforce our proprietary rights and/or to determine the scope and validity of the proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all.

We may be unable to scale our operations successfully.

Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

The lack of experience in all of the businesses we are entering could impact our return on investment, if any.

As a result of our reliance on our officers and their lack of experience in developing comparable media content , our investors are at risk in losing their entire investment. The company intends to hire personnel in the future who will have the experience required to manage our company, when the company is sufficiently capitalized. Until such management is in place, we are reliant upon our officers to make the appropriate management decisions.

As there is no public market for our common shares, they are an illiquid investment and investors may not be able to sell their shares.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

If our shares of common stock are actively traded on a public market, they will in all likelihood be penny stocks.

The securities enforcement and penny stock reform act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Sec regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on nasdaq and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

Because our securities may be subject to penny stock rules, you may have difficulty reselling your shares.

Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the securities exchange act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.
We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities that we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2. DESCRIPTION OF PROPERTY
CORPORATE INFORMATION

Office and Facilities

Our offices are located at Tech Central Inc Abundance Building 43537 Ridge Park Drive Temecula CA 92590 855-998-4710. Our website is www.TechCentralinc.com.

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC's Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Our common stock is not yet listed on the OTC or any other market at December 31, 2016.

At Year end December 31. 2016 we had 12,470,338 shares of our common stock outstanding and the number of stockholders of record of our common stock was 49.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

For the year ended December 31, 2016 we had gross revenues of $95,392 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $92,539 and a net income of $2,853. At year end December 31, 2015 we had gross revenues of $118,500, derived primarily from commercial video work and digital video and photo integration into website design, and total operating expenses of $74,757. Net Income for the year ended December 31, 2015 was $43,743.

We believe that we have sufficient capital to operate over the next twelve (12) months with a monthly burn rate of approximately $3,000 per month.

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design and to continue with the development of our aerial footage for California coastal areas. We estimate a time frame of 9-12 months to complete and begin marketing the rights to our California coastal content, however there is no assurance that it will be complete in that time frame nor is there any assurance that once completed the content could be sold and if sold there is no assurance of the time frame it could take to sell. We may also seek equity financing in the future for the California coastal project.. At this time we have no arrangements for any funding source.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

For the Year ended December 31, 2016 and the Year ended December 31, 2015.

As of year end December 31, 2016 we had gross revenues of $95,392, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $92,539 consisting of advertising and marketing of $42,430, depreciation expense of $4,576,  computer and internet expenses of $867, professional fees of $32,106, general and administrative expense of $12,055 and income tax expense of $505 resulting in a net income of $2,853.

As of year end December 31, 2015 we had gross revenues of $118,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $74,757 consisting of cost of goods sold of $13,250, advertising and marketing of $25,370, consulting fees of $3,000, depreciation expense of $1,286, dues and subscriptions of $225, bank fees of $110, computer and internet expenses of  $2,118, film work of $5,000, professional fees of $14,275, travel of $391, general and administrative expense of $2,013 and income tax expense of $7,719 resulting in a net income of $43,743.

Liquidity and Capital Resources

For Year Ended December 31, 2016  Compared To Year Ended December 31, 2015

As of the period ending December 31, 2016 the Company had cash on hand of $41,592, total assets of $111,114, total current liabilities of $8,700 and total Stockholder's Equity of $102,414. The Company's cash was generated from revenue from derived primarily from commercial video work and digital video and photo integration into website design.

As of the period ending December 31, 2015 the Company had cash on hand of $74,799 total assets of $121,397, total current liabilities of $21,836 and total Stockholder's Equity of $99,561. The Company's cash was generated from revenue from derived primarily from commercial video work and digital video and photo integration into website design and proceeds from a Private Placement of its shares.

The change in shareholders' equity at the year ended December 31, 2016 was largely attributable to operating losses incurred in the period.

During the year ended December 31, 2016, we used $(33,207) cash in operating activities compared to $62,723 generated in cash from operating activities, during the year ended December 31, 2015.

For the year ended December 31, 2016 we did not use any funds in investing activities.  As compared to the year ended December 31, 2015 where we used $(22,884) towards film equipment.

During the year ended December 31, 2016, we neither generated nor used any funds in financing activities compared to the year ended December 31, 2015, where we generated $34,750 from the sale of shares of our common stock.

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months but does not have the funding to fully implement its business plan. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Related parties

We entered into a related party contract with MMT,Inc.  which is owned by Joe Lewis, the Company's President, on September 22, 2015 to assist in the marketing of the Company's services though MMT's existing business contacts and through its marketing services towards acquiring new business. MMT, Inc. was paid $12,775 and 112,250 shares of the Company's stock which was valued at $2,225. The share price of $.02 equated to shares which were sold through the Company's Private Offering of Shares.

Plan of Operation

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design and to continue with the development of our aerial footage for California coastal areas. We estimate a time frame of 9-12 months to complete and begin marketing the rights to our California coastal content, however there is no assurance that it will be complete in that time frame nor is there any assurance that once completed the content could be sold and if sold there is no assurance of the time frame it could take to sell. We may also seek equity financing in the future for the California coastal project. At this time we have no arrangements for any funding source.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to marketing our multimedia services and upon completion, the marketing and sales of our California Coast video project.
We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products within the next fiscal year. Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	the ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost effective manner; and

•	the ability to establish, maintain and eventually grow market share in a competitive environment.

Income Taxes

We had taxes payable of $7,341 at the year ended December 31, 2016 as compared to taxes payable of $6,836 at the year ended December 31, 2015.  "See Note 7 to the financial statements for additional information".

AUDITED FINANCIAL STATEMENTS
TECH CENTRAL, INC.

802 N. Washington St.
 Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Tech Central, Inc.

We have audited the accompanying balance sheet of Tech Central, Inc. as of December 31, 2016 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2016. Tech Central Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Central Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC
Spokane, WA
March 8, 2017

TECH CENTRAL, INC.
BALANCE SHEETS
December 31, 2016 and December 31, 2015
Audited

	December 31, 2016	December 31,2015

Assets

Current Assets
Cash	$41,592	$74,799
Accounts receivable	52,500	25,000
Total Current Assets	94,092	99,799

Other Assets
Film Equipment	22,884	22,884
Accumulated depreciation	(5,862)	(1,286)
Total Other Assets	17,022	21,598
Total Assets	$111,114	$121,397

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$1,359	$15,000
Income Tax	7,341	6,836
Total Current Liabilities	8,700	21,836

Total Liabilities	8,700	21,836

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at December 31, 2016 and December 31, 2015	8,837	8,837
Additional paid in capital	51,988	51,988
Accumulated Deficit	41,589	38,736
Total Stockholders' Equity (Deficit)	102,414	99,561

Total Liabilities and
Stockholders' Equity (Deficit)	$111,114	$121,397

See accompanying notes to financial statements

TECH CENTRAL, INC.
Statements of Operations
For The Years Ended December 31, 2016 and December 31, 2015
Audited

	December 31, 2016	December 31, 2015
Revenue

Stock Video	$26,700	$25,000
Video Filming	68,692	93,500
Total Revenue	95,392	118,500

Cost of Goods Sold	-	13,250

Gross Profit	95,392	105,250

Operating Expenses
Depreciation and amortization	4,576	1,286
Computer & Internet	867	2,118
Consulting Fees	-	3,000
Professional Fees	32,106	14,275
Film Consulting	-	5,000
Marketing Expense	42,430	25,370
General & Administrative	12,055	2,739

Total Expenses	92,034	53,788

Net Operating Income Before Taxes	3,358	51,462

Other Income (Expense)
Income taxes	(505)	(7,719)
Total other income (expense)	$(505)	$(7,719)

Net Income	2,853	43,743

Basic and Diluted Loss Per Common Share	$.00	$.00

Weighted Average Shares Basic and Diluted	8,836,250	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
December 31, 2016
Audited

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2014	6,100,000	$6,100	$-	$(5,007)	$1,093

Stock Issued for Cash	1,737,500	1,738	33,012		34,750
Stock issued for services, non-related party	998,750	999	18,976		19,975

Net Income (Loss) for the period ended December 31, 2015				43,743	43,743

Balance, December 31, 2015	8,836,250	$8,837	$51,988	$38,736	$99,561
Net Income (Loss) for the period ended December 31, 2016				2,853	2,853

Balance, December 31, 2016	8,836,250	$8,837	$51,988	$41,589	$102,414

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
For The Years Ended December 31, 2016 and December 31, 2015
Audited

	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities
Net Income\loss	$2,853	$43,743

Adjustments to Reconcile Net Loss To Net Cash
Stock Issued for Services	—	19,975
Change in Accounts receivable	(27,500)	(25,000)
Change in Accounts payable	(13,641)	15,000
Change in Income Tax Payable	505	7,719
Depreciation Expense	4,576	1,286
Net Cash Provided by (Used in) Operating Activities	(33,207)	62,723

Cash Flows From Investing Activities
Film Equipment	—	(22,884)
Net Cash Provided by (Used in) Investing Activities	—	(22,884)

Cash Flows from Financing Activities
Stock issued for cash	—	34,750
Net Cash Provided by Financing Activities	—	34,750

Increase (Decrease) in cash	(33,207)	74,589

Cash at Beginning of Period	74,799	210

Cash at End of Period	$41,592	$74,799

Supplemental Cash flow Information
Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental Non-Cash Disclosures
Shares Issued for Services	—	19,975

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
December 31, 2016 and December 31, 2015

 Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION
Tech Central, Inc. ("TC") was incorporated under the laws of the State of Wyoming on April 28, 2014.
TC was formed as a Media Company engaging in online video and photography content development and distribution; and website and mobile app technology integration design and development.

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2016.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2016 and December 31, 2015.

PROPERTY AND EQUIPMENT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of December 31, 2016 the Company had depreciation expense of $4,576 and As of December 31, 2015 the Company had depreciation expense of $1,286.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of December 31, 2016 and December 31, 2015.

ACCOUNTS RECEIVABLE AND REVENUE
Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.  The December 31, 2016 and December 31, 2015 allowance was determined to be zero.

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

NET INCOME PER SHARE OF COMMON STOCK
We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As of December 31, 2016 and December 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:
The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2016 the Company had retained earnings of $41,589. As of December 31, 2015 the Company had retained earnings of $38,736. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

Note 3- Equipment

Equipment	2016	2015
Equipment	$22,884	$22,884
Accumulated Depreciation	(5,862)	(1,286)
Net Equipment	$17,022	$21,598

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for 2016 was $4,576 and for 2015 $1,286.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in either 2016 or 2015. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director. At December 31, 2016 there was no accrual of salaries.

Note 5 - Related Party Transactions

MMT, Inc. which is owned by Joe Lewis, the Company's President, contracted with the Company on September 22, 2015 to assist in marketing the Company's services though its existing business contacts and through its marketing services towards acquiring new business.

MMT, Inc. was paid $12,775 and 112,250 shares of the Company's stock which was valued at $2,225. The share price of $.02 equated to shares which were sold through the Company's Private Offering of Shares.

Note 6 – Common Stock

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

On January 12, 2015 the Company issued 50,000 shares at $.02 per share ($1,000) to Jeremy Woertink for services.

On June 30, 2015 the Company issued 175,000 shares at $.02 per share ($3,500) to Darlene Riede for services.

On July 3, 2015 the Company issued 100,000 shares at $.02 per share ($2,000) to Listen LLC for services.

On July 21, 2015 the Company issued 50,000 shares at $.02 per share ($1,000) to Craig Stein for services.

On September 22, 2015 the Company issued 111,250 shares at $.02 per share ($2,225) to MMT, Inc. for services. The President of MMT, Inc. is Joe Lewis who is also the President of the Company. The Company engaged MMT, Inc for use of proprietary code in the development of some of the company's website design.

On August 12, 2015 the Company issued 12,500 shares at $.02 per share ($250) to Pete Alleman for services.

At the year end December 31, 2015 the Company had issued 1,737,500 shares to 25 investors via a Private Offering of the company's shares at $.02 per share for $34,750.

At the year ended December 31, 2016 the Company had 8,836,250 shares issued and outstanding.  There were no common stock issuances during 2016.

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
As such we had taxes payable of $7,341 at the year ended December 31, 2016 as compared to taxes payable of $6,836 at the year ended December 31, 2015.

Tax Year	Net Profit	Tax Rate	Tax Expense	Accrued Liability

2015	$51,462	15%	$7,719	$6,836
2016	$3,358	15%	$505	$7,341

The tax years from 2014 through 2016  are open to the IRS for inspection. The Company is subject to both the federal and Wyoming tax jurisdictions.

Note 8 – Subsequent Events

Management has reviewed events between December 31, 2016 to the date that the financials were available to be issued, and there were no significant events identified for disclosure. In addition a review was performed by our auditor prior to the filing date and no additional items were noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

●
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

●
Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2016.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2016. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective based on that framework.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes In Controls Over Financial Reporting

During the fourth quarter of fiscal 2016, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Joe Lewis	39	Since April 28, 2014	CEO, Secretary, Treasurer and Director

*Joe Lewis also served as CEO from inception to April 28, 2014. Joe Lewis is also President of MMT, Inc. where on September 22, 2015 the Company issued 111,250 shares at $.02 per share ($2,225) to MMT, Inc. for services. The Company engaged MMT, Inc for use of proprietary code in the development of some of the company's website design.

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Joe Lewis has served as the Company's CEO and Director since April 28, 2014. Mr. Lewis has been involved in marketing and digital media for the last twenty years. He is also the President of MMT, Inc. a position which he held since June of 2013. MMT, Inc. owns proprietary code which is used for APP development. He was the Manager for Mal Entertainment Group in Charlotte, North Carolina from 2007 to 2014 where his duties included the oversight of digital media content and management. From 2002 to 2007 he was a partner in Triumph World Consulting in Las Vegas, NV where his duties entailed the oversight of web content developers and marketing of digital web design. Within those companies Mr. Lewis has worked with many forms of media, inclusive of Web site design, video filming and editing, and the dissemination of information through various social media. Mr. Lewis studied towards a degree in Business at the University of Nevada. Mr. Lewis through his ventures has specialized in marketing to both consumers and businesses, both nationally as well as internationally. We believe his knowledge of digital content integration with website design combined with his management and marketing skill sets will bring a distinct advantage to the Company's ability to move forward.

Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Indemnification of Directors and Officers

Except as permitted by the Wyoming Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. All of the Form 3's have now been filed and the Company has taken action to insure that all future Section 16(a) reports are timely filed.

Employment Agreements

On April 28, 2014 we entered into an employment agreement with Joe Lewis to serve as CEO, CFO, Secretary and Director. The agreement was for the issuance of 6,100,000 shares of the Company's restricted common stock as founder's shares in lieu of a cash payment.

Conflict of Interest - Management's Fiduciary Duties

Our directors and officer or may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. On September 22, 2015 the Company issued 111,250 shares at $.02 per share ($2,225) to MMT, Inc. for services. The President of MMT, Inc. is Joe Lewis who is also the President of the Company. The Company engaged MMT, Inc for use of proprietary code in the development of some of the company's website design.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation
 Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	All other Compensation	Total
Joe Lewis President and CEO, CFO	FY 2016	$-	$-	$-	$-	$-
Joe Lewis President and CEO, CFO	FY 2015	$-	$-	$-	$-	$-

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2016.

Compensation of Officers and Directors

We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2016, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

The table below sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

	Shares of Common Stock Beneficially Owned Prior to this Offering		Shares of Common Stock Beneficially Owned After this Offering
Name of Beneficial Owner	Number	%	Number	%
Named Executive Officers and Directors:
Joe Lewis (1)	6,100,000	69	6,100,000	69

(1) Joe Lewis is the President and Director of the Company.
 *As of December 31, 2016 these are the only beneficially owned shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
We describe below transactions and series of similar transactions to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under "Executive Compensation."

Since inception, the following transactions were entered into:

On April 28, 2014, the Company issued 6,100,000 shares of common stock to Joe Lewis at par value of $.001 for startup costs. As to the Distribution Transaction, it was done in compliance with Section 4(2) of the 1933 Act in that the shares distributed in the Distribution Transaction were treated by the Company as Restricted Shares.

On September 22, 2015 the Company issued 111,250 shares at $.02 per share ($2,225) to MMT, Inc. for services. The President of MMT, Inc. is Joe Lewis who is also the President of the company. The Company engaged MMT, Inc for use of proprietary code in the development of some of the company's website design. As to the Distribution Transaction, it was done in compliance with Section 4(2) of the 1933 Act in that the shares distributed in the Distribution Transaction were treated by the Company as Restricted Shares and that is the Company's reason to include them in the Registration Statement at issue.

It is contemplated that we may enter into certain transactions with our directors, Joe Lewis, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. We presently have no permanent office facilities but for the time being we will use as our business address the offices of Mr. Lewis the operating manager, on a rent free basis, until such time as our business operations may require more extensive facilities and we believe it an appropriate time to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to us on such a basis for any specific length of time.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

There are currently no related party transactions between Lewis or any other affiliates and TC other than those disclosed herein. Further, TC has not had any preliminary contact or discussions with Lewis or any other affiliates and there are no present plans, proposals, arrangements or understandings with these companies to enter into any future transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the Company's fiscal year ended December 31, 2016 and 2015, we were billed approximately $12,100 and $3,500, respectively for professional services rendered for the audit and reviews of our financial statements that were provided by Fruci & Associates II, PLLC as being the auditors for 2016 & George Stewart, CPA as the auditors for 2015.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description

23.1	Consent of Fruci & Associates II, PLLC Certified Public Accountant for year end December 31, 2016

23.2	Consent of George Stewart, CPA for year end December 31, 2015.

31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL - Interactive Data Files

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Fallbrook , CA., on March 10, 2017.

Dated: March 10, 2017	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer

/s/ Joe Lewis
Joe Lewis,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Joe Lewis	President/Chief Executive Officer and Director(principal executive officer)	March 10, 2017
Joe Lewis

/s/ Joe Lewis	Chief Financial Officer and Director (principal accounting officer)	March 10, 2017
Joe Lewis