Form 10-Q
period 2017-03-31
Tech Central, Inc.
filed 2017-05-04
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ _]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2017
Common Stock, $0.001 par value per share	8,836,250

TECH CENTRAL, INC.
TABLE OF CONTENTS

FINANCIAL STATEMENTS
TECH CENTRAL, INC.

TECH CENTRAL, INC.
BALANCE SHEETS
March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$64,318	$41,592
Accounts receivable	22,100	52,500
Total Current Assets	$86,418	$94,092

Film Equipment Net	$15,878	$17,022

Total Assets	$102,296	$111,114

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$7,000	$1,359
Income Tax	5,172	7,341
Total Current Liabilities	$12,172	$8,700

Total Liabilities	$12,172	$8,700

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at March 31, 2017 and December 31, 2016	8,837	8,837
Paid in Capital	$51,988	51,988
Accumulated Deficit	29,299	41,589
Total Stockholders' Equity (Deficit)	$90,124	$102,414

Total Liabilities and
Stockholders' Equity (Deficit)	$102,296	$111,114

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Operations
Three Months Ended March 31, 2017 and March 31, 2016
Unaudited

	March 31, 2017	March 31, 2016
Revenue

Sales	$10,000	$19,500
Total Revenue	$10,000	$19,500

Cost of Goods Sold	$-	$-

Gross Profit	$10,000	$19,500

Operating Expenses
Depreciation and amortization	$1,144	$1,144
Computer and Internet Expense	849	867
Consulting Fees	5,000	-
Professional Fees	8,831	200
Rent	150	-
Marketing Expense	5,900	700
General & Administrative	2,585	478

Total Expenses	$24,459	$3,389

Net Operating Income/Loss	$(14,459)	$16,111

Other Income/Expense
Income taxes	(2,169)	2,417
Total other income(expense)	$2,169	$(2,417)

Net Income	$(12,290)	$13,694

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Shares Basic & Diluted Outstanding	8,836,250	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
Three Months Ended March 31, 2017 and March 31, 2016

	March 31,	March 31,
	2017 (Unaudited)	2016 (Unaudited)
Cash Flows from Operating Activities
Net Income\loss	$(12,290)	$13.694

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock Issued for Services
Accounts receivable	$30,400	$-
Accounts payable	5,641	-
Income Tax Payable	(2,169)	2,417
Accumulated depreciation	1,144	1,144
Net Cash Provided by Operating Activities	$22,726	$17,255

Cash Flows From Investing Activities
Net Cash Provided by Investing Activities	$-	$-

Net Cash Provided by Financing Activities
Net Cash Provided by Financing Activities	$-	$-

Increase in Cash	$22,726	$17,255

Cash at Beginning of Period	$41,592	$74,589

Cash at End of Period	$64,318	$92,054

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2017.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of March 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2017 the Company had retained earnings of $29,299. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3- Equipment

Equipment	March 31, 2017	December 31, 2016
Equipment	$22,884	$22,884
Accumulated Depreciation	(7,006)	(5,862)
Net Equipment	$15,878	$17,022

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for quarter ended March 31, 2017 was $1,144 and for quarter ended March 31, 2016, $1,144.

Note-4 - Commitments and Contingencies
We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in the quarter ended March 31, 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director. At March 31, 2017 there was no accrual of salaries.
Note 5– Common Stock

There were no share issuances during the year ended 2016 or for the quarter ended 3/31/17. At the year ended December 31, 2016 and at the quarter ended March 31, 2017 the Company had 8,836,250 shares issued.

Note 6 – Income Taxes

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

As such we had taxes payable of $5,172 at the quarter ended March 31, 2017 as compared to taxes payable of $7,341 at the year ended December 31, 2016.

Tax Year	Net Profit	Tax Rate	Tax Expense	Accrued Liability
March 31, 2017	$(12,290)	15%	$(2,169)	$5,172
December 31,2016	$3,358	15%	$505	$7,341

The tax years from 2014 through 2016  are open to the IRS for inspection. The Company is subject to both the federal and Wyoming tax jurisdictions.

As such we had tax expense of $(2,169) at the quarter end March 31, 2017 and taxes payable of $2,417 at the quarter ended March 31, 2016.

Note 9 – Subsequent Events

Management has reviewed events between March 31, 2017 to the date that the financials were available to be issued, and there were no significant events identified for disclosure

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information and Factors That May Affect Future Results" and under Part I, Item 1A, of the Company's Annual Report on Form 10-K under the heading "Risk Factors."

GENERAL

We were incorporated in Wyoming on April 28, 2014 and we have elected December 31 as our fiscal year end.

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

For the quarter ended March 31, 2017 had gross revenues of $10,000 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $24,459 and a net loss of $14,459. For the year ended December 31, 2016 we had gross revenues of $95,392 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $92,539 and a net income of $2,853.

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

Results of Operations

For The Three Months Ended March 31, 2017 and The Three Months Ended March 31, 2016.

Revenue

For the three month period ended March 31, 2017, we had gross revenues of $10,000, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $24,459 consisting of professional fees of $8,831 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, computer and internet expense of $849, marketing expense of $5,700, consulting fees of $5,000, Rent expense of $150 and general & administrative fees of $2,585.

For the three month period ended March 31, 2016, we recognized revenues of $19,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses  of $3,389 consisting of professional fees of $200 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, marketing expense of $700, computer and internet expense of $867 and general & administrative fees of $478.

Liquidity and Capital Resources

For The Three Months Ended March 31, 2017 Compared To The Year Ended December 31, 2016

As at March 31, 2017, the Company had cash on hand of $64,318, total assets of $102,295, total liabilities of $12,172 and stockholders' equity of $90,123.

As at December 31, 2016, the Company had cash on hand of $41,592, total assets of $111,114, total liabilities of $8,700 and stockholders' equity of $102,414.

The change in shareholders' equity in the three months ended March 31, 2017 was largely attributable to operating losses incurred in the period.

Operating Activities

During the three months ended March 31, 2017, we used $(22,726) cash in operating activities compared to $17,255 generated in cash from operating activities, during the three months ended March 31, 2016.

Investing Activities

For the three months ended March 31, 2017 and March 31, 2016 we did not use any funds in investing activities.

Financing Activities

During the three months ended March 31, 2017 and March 31, 2016, we neither generated nor used any funds in financing activities.

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

Related parties

There were no related party transactions in the three months ended March 31, 2017 and 2016.

Plan of Operation

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design and to continue with the development of our aerial footage for California coastal areas. We estimate a time frame of 9-10 months to complete and begin marketing the rights to our California coastal content, however there is no assurance that it will be complete in that time frame nor is there any assurance that once completed the content could be sold and if sold there is no assurance of the time frame it could take to sell. We may also seek equity financing in the future for the California coastal project. At this time we have no arrangements for any funding source.

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

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products within the next fiscal year. Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

▪	the ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost effective manner; and

▪	the ability to establish, maintain and eventually grow market share in a competitive environment.

Income Taxes

We had taxes payable of $5,172 at quarter end March 31, 2017 as compared to taxes payable of
$7,341 at the year ended December 31, 2016.   "See Note 6 to the financial statements for additional information".

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of March 31, 2017.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three period ended March 31, 2017 or 2016 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended March 31, 2017.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months ended March 31, 2017 and 2016.

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

Dated: May 4, 2017	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer