Form 10-Q
period 2017-06-30
Tech Central, Inc.
filed 2017-08-04
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock, $0.001 par value per share	8,836,250

TECH CENTRAL, INC.
TABLE OF CONTENTS
INDEX
		Page

Part I.	Financial Information

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	Other Information	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

tem 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

FINANCIAL STATEMENTS
TECH CENTRAL, INC.

TECH CENTRAL, INC.
BALANCE SHEETS
June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$35,006	$41,592
Accounts receivable	23,500	52,500
Total Current Assets	58,506	94,092

Other Assets
Film Equipment (net)	14,733	17,022
Total Other Assets	14,733	17,022

Total Assets	$73,239	$111,114

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$-	$1,359
Income Tax	1,864	7,341
Total Current Liabilities	1,864	8,700

Total Liabilities	1,864	8,700

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at June 30, 2017 and December 31, 2016	8,837	8,837
Paid in Capital	51,988	51,988
Retained Earnings	10,550	41,589
Total Stockholders' Equity (Deficit)	71,375	102,414

Total Liabilities and
Stockholders' Equity (Deficit)	$73,239	$111,114

See accompanying notes to consolidated financial statements.

TECH CENTRAL, INC.
Statements of Operations
June 30, 2017 and June 30 2016

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$15,500	$7,200	$25,500	$26,700
Total Revenue	15,500	7,200	25,500	26,700

Cost of Goods Sold	-	-	-	-

Gross Profit	15,500	7,200	25,500	26,700

Operating Expenses
Depreciation and amortization	1,144	1,144	2,288	2,288
Computer and Internet Expense	-	-	849	867
Production Expense	21,100	110	27,000	810
Photography-Flyers-printing	1,199	-	1,199	-
Set Building Expense	1,877	-	1,877	-
Consulting Fees	2,500	-	7,500	-
Pofessional Fees	4,547	5,100	13,378	5,300
Film Work	2,100	-	2,100	-
Rent Expense	225	-	375	-
General & Administrative	2,864	246	5,449	725

Total Expenses	37,556	6,600	62,015	9,990

Net Operating Income/Loss	$(22,056)	$600	$(36,515)	$16,710

Other Income/Expense
Income taxes	(3,308)	90	(5,477)	2,507
Total other income/Expense	3,308	(90)	5,477	(2,507)

Net Income	$(18,748)	$510	$(31,038)	$14,203

Basic and Diluted Loss Per Common Share	$0.00	$0.00	0.00	$0.00

Weighted Average Shares Basic & Diluted Outstanding	8,836,250	8,836,250	8,836,250	8,836,250

See accompanying notes to consolidated financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
June 30, 2017 and June 30, 2016

	6 Months Ended June 30,	6 Months Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(31,038)	$14,203

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Accounts receivable	$29,000	$-
Accounts payable	(1,359)	-
Income Tax Payable	(5,477)	2,507
Film Equipment Depreciation Expense	2,288	2,288
Net Cash Provided by (Used In) Operating Activities	(6,586)	18,998

Cash Flows From Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	-	-

Increase (Decrease) in Cash	(6,586)	18,998

Cash at Beginning of Period	41,592	74,799

Cash at End of Period	$35,006	$93,797
		—
Cash paid for Interest	$—	$
		—
Cash paid for income taxes	$—	$—
See accompanying notes to consolidated financial statements.

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2017.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of June 30, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2017 the Company had retained earnings of $10,550. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3- Equipment

Equipment	June 30, 2017	December 31, 2016
Equipment	$22,884	$22,884
Accumulated Depreciation	(8,151)	(5,862)
Net Equipment	$14,733	$17,022

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for quarter ended June 30, 2017 was $1,144 and for quarter ended June 30, 2016 was $1,144.

Note-4 - Commitments and Contingencies
We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in the quarter ended June 30, 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director. At June 30, 2017 there was no accrual of salaries.
Note 5– Common Stock

There were no share issuances during the year ended 2016 or for the six months ended June 30, 2017. At the year ended December 31, 2016 and at the quarter ended June 30, 2017 the Company had 8,836,250 shares issued.

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

As such we had taxes payable of $1,864 at the quarter ended June 30, 2017 as compared to taxes payable of $7,341 at the year ended December 31, 2016.

Tax Year	Net Profit	Tax Rate	Tax Expense	Accrued Liability
Six Months Ended June 30, 2017	$(31,038)	15%	$(5,477)	$1,854
December 31,2016	$3,358	15%	$505	$7,341

The tax years from 2014 through 2017 are open to the IRS for inspection. The Company is subject to both the federal and Wyoming tax jurisdictions.

As such for the three months ended June 30, 2017 and June 30, 2016 we had tax expenses of ($3,308) and $90 and for the six months ended June 30, 2017 and June 30, 2016 we had tax expenses of ($5,477) and $2,507.

Note 7 – Subsequent Events

Management has reviewed events between June 30, 2017 to the date that the financials were available to be issued, and there were no significant events identified for disclosure

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the quarter ended June 30, 2017 we had gross revenues of $15,500 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $37,556 and a net loss of $18,748. For the quarter ended June 30, 2016 we had gross revenues of $7,200 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $6,690 and a net income of $510.

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

Results of Operations

For the Three and Six Month Ended June 30, 2017 Compared To  the Three and Six Months Ended June 30, 2016
Revenue

For the three month period ended June 30, 2017, we had gross revenues of $15,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $37,556 consisting of professional fees of $4,547 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, computer and internet expense of $0, consulting fees of $2,500, Production Audio Video Expense $26,276, Rent expense of $225 and general & administrative fees of $2,864.

For the three month period ended June 30, 2016, we recognized revenues of $7,200, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses  of $6,600consisting of professional fees of $5,100 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, marketing expense of $110, computer and internet expense of $0 and general & administrative fees of $246.

For the six month period ended June 30, 2017, we had gross revenues of $25,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $62,015 consisting of professional fees of $13,378which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $2,288, computer and internet expense of $849, marketing expense of $2,000 consulting fees of $7,500, Production Audio Video Expense $30,176, Rent expense of $375 and general & administrative fees of $5,449.

For the six month period ended June 30, 2016, we recognized revenues of $26,700, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses  of $9,990 consisting of professional fees of $5,300 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $2,288, marketing expense of $810, computer and internet expense of $867 and general & administrative fees of $725.

Liquidity and Capital Resources

For The Six Months Ended June 30, 2017 Compared To The Year Ended December 31, 2016

As at June 30, 2017, the Company had cash on hand of $35,006, total assets of $73,239, total liabilities of $1,864 and stockholders' equity of $71,375.

As at December 31, 2016, the Company had cash on hand of $41,592, total assets of $111,114, total liabilities of $8,700 and stockholders' equity of $102,414.

The change in shareholders' equity in the six months ended June 30, 2017was largely attributable to operating losses incurred in the period.

Operating Activities

During the six months ended June 30, 2017, we used $(6,586) cash in operating activities compared to $18,998 generated in cash from operating activities, during the six months ended June 30, 2016.

Investing Activities

For the six months ended June 30, 2017 and June 30, 2016 we did not use any funds in investing activities.

Financing Activities

During the six months ended June 30, 2017 and June 30, 2016, we neither generated nor used any funds in financing activities.

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

Related parties

There were no related party transactions in the six months ended June 30, 2017 and 2016.

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

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products within the next fiscal year. Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

•	the ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost effective manner; and
•	the ability to establish, maintain and eventually grow market share in a competitive environment

Income Taxes

We had taxes payable of $1,864 at quarter end June 30, 2017 as compared to taxes payable of $7,341 at the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of June 30, 2017.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the six month period ended June 30, 2017 or 2016 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended June 30, 2017.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months ended June 30, 2017 and 2016.

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

101**	Interactive Data Files
** Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: August 3, 2017	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer