Form 10-Q
period 2017-09-30
Tech Central, Inc.
filed 2017-11-01
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 333-212438

Tech Central, Inc.
(Name of small business issuer in its charter)

Wyoming	7812	46-5642819
(State orother Jurisdiction of Incorporations or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

Tech Central Inc
Abundance Building
43537 Ridge Park Drive
Temecula CA 92590
855-998-4710
(Address and telephone number of registrant's principal executive offices and principal place of business)
134 West Mission
Fallbrook, CA 92028
TechCentralinc.com
 702-241-3268
(Previous address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2017
Common Stock, $0.001 par value per share	8,836,250

TECH CENTRAL, INC.
TABLE OF CONTENTS

FINANCIAL STATEMENTS
TECH CENTRAL, INC.

TECH CENTRAL, INC.
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$7,046	$41,592
Accounts receivable	23,500	52,500
Total Current Assets	30,546	94,092

Other Assets
Film Equipment (net)	13,590	17,022
Total Other Assets	13,590	17,022

Total Assets	$44,136	$111,114

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$-	$1,359
Income Tax	-	7,341
Total Current Liabilities	-	8,700

Total Liabilities	-	8,700

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at September 30, 2017 and December 31, 2016	8,837	8,837
Paid in Capital	51,988	51,988
Retained Earnings (Deficit)	(16,689)	41,589
Total Stockholders' Equity (Deficit)	44,136	102,414

Total Liabilities and
Stockholders' Equity (Deficit)	$44,136	$111,114

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Operations
September 30, 2017 and September 30, 2016

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$3,750	$12,692	$29,250	$39,392
Total Revenue	3,750	12,692	29,250	39,392

Cost of Goods Sold	-	-	-	-

Gross Profit	3,750	12,692	29,250	39,392

Operating Expenses
Depreciation and amortization	1,144	1,144	3,432	3,432
Computer and InternetExpense	129	-	978	867
Production Expense	132	-	29,110	-
Marketing Expense	614	21,660	3,812	22,470
Consulting Fees	25,000	-	32,500	-
Professional Fees	3,747	7,500	17,125	12,800
Rent Expense	240	-	615	-
Travel	-	83	-	83
General & Administrative	1,848	7,235	7,297	7,959

Total Expenses	32,854	37,622	94,869	47,611

Net Operating Income/Loss	$(29,104)	$(24,930)	$(65,619)	$(8,219)

Other Income (Expense)
Income taxes	1,864	3,568	7,341	1,061
Total other income/Expense	1,864	3,568	7,341	1,061

Net Income	$(27,240)	$(21,362)	$(58,278)	$(7,158)

Basic and Diluted Loss Per Common Share	$0.00	$0.00	$0.01	$0.00

Weighted Average Shares Basic & Diluted Outstanding	8,836,250	8,836,250	8,836,250	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(58,278)	$(7,158)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Changes in accounts receivable	$29,000	$-
Changes in accounts payable	(1,359)	-
Changes in income tax payable	(7,341)	(1,061)
Film equipment depreciation expense	3,432	3,432
Net Cash Provided by (Used In) Operating Activities	(34,546)	(4,787)

Cash Flows From Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	-	-

Increase (Decrease) in Cash	(34,546)	(4,787)

Cash at Beginning of Period	41,592	74,799

Cash at End of Period	$7,046	$70,012
		—
Cash paid for Interest	$—	$
		—
Cash paid for income taxes	$—	$—
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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2017.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received. Currently we have a receivable for $20,000 which is 12 months old which we believe will be paid in the next quarter.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"),ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of September 30, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2017 the Company had retained earnings of $(16,689) The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3- Equipment

Equipment	September 30, 2017	December 31, 2016
Equipment	$22,884	$22,884
Accumulated Depreciation	(9,294)	(5,862)
Net Equipment	$13,590	$17,022

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for quarter ended September30, 2017 was $1,144 and for quarter ended September 30, 2016 was $1,144.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in the quarter ended September 30, 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director. At September 30, 2017 there was no accrual of salaries.

Note 5– Common Stock

There were noshare issuances during the year ended 2016 or for the nine months ended September 30, 2017. At the year ended December 31, 2016 and at the quarter ended September 30, 2017 the Company had 8,836,250 shares issued.

Note 6 – Subsequent Events

Management has reviewed events between September 30, 2017 to October 31, 2017, the date that the financials were available to be issued, and there were no significant events identified for disclosure.

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

For the quarter ended September 30, 2017 we had gross revenues of $3,750 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $32,854 and a net loss of $29,104. For the quarter ended September 30, 2016 we had gross revenues of $12,692 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $37,622 and a net loss of $24,930.

Our plans are to continue to market our multi-media services focusing on the integration of video with web site designand to seek other media technologies to integrate with our current business. We may also seek equity financing in the future for the technology acquisitions or other media related campaigns. At this time we have no arrangements for any funding source.

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

Results of Operations

For the Three and Nine Month Ended September30, 2017 Compared To theThree and Nine Months Ended September30, 2016
Revenue

For the three month period ended September 30, 2017, we had gross revenues of $3,750, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $32,854 consisting of professional fees of $3,747 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, computer and internet expense of $129, consulting fees of $25,000 (which we paid to a consulting company to aid in the possible acquisition of additional media related technology), Production Audio Video Expense $746, Rent expense of $240 and general & administrative fees of $1,848.

For the three month period ended September 30, 2016, we recognized revenues of $12,692, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $37,622consisting of professional fees of $7,500 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, marketing expense of $21,660, computer and internet expense of $0 and general & administrative fees of $7,318.

For the nine month period ended September 30, 2017, we had gross revenues of $29,250, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $94,869 consisting of professional fees of $17,125 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $3,432, computer and internet expense of $978, marketing expense of $2,000consulting fees of $32,500, Production Audio Video Expense $30,922, Rent expense of $615 and general & administrative fees of $7,297.

For the ninemonth period ended September 30, 2016, we recognized revenues of $39,392, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $47,611consisting of professional fees of $12,800 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $3,432, marketing expense of $22,470, computer and internet expense of $867, travel expense of $83 and general & administrative fees of $7,959.

Liquidity and Capital Resources

For The Nine Months Ended September 30, 2017 Compared To The Year Ended December 31, 2016

As at September 30, 2017, the Company had cash on hand of $7,046, total assets of $44,136, total liabilities of $0 and stockholders' equity of $44,136.

As at December 31, 2016, the Company had cash on hand of $41,592, total assets of $111,114, total liabilities of $8,700 and stockholders' equity of $102,414.

The change in shareholders' equity in the nine months ended September 30, 2017 was largely attributable to operating losses incurred in the period.

Operating Activities

During the nine months ended September 30, 2017, we used $(34,546) cash in operating activities compared to $(4,787) used in cash from operating activities, during the nine months September 30, 2016.

Investing Activities

For the nine months ended September 30, 2017 and September 30, 2016 we did not use any funds in investing activities.

Financing Activities

During the nine months ended September 30, 2017 and September 30, 2016, we neither generated nor used any funds in financing activities.

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

Related parties

There were no related party transactions in the ninemonths ended September 30, 2017 and 2016.

Plan of Operation

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design and to continue with the development of our aerial footage for California coastal areas. We are also actively seeking other media technologies to integrate with our current business. We may also seek equity financing in the future for the technology acquisitions or other media related campaigns. At this time we have no arrangements for any funding source.We may also seek equity financing in the future for the California coastal project. At this time we have no arrangements for any funding source.

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

Income Taxes

We had taxes payable of $0 at quarter end September 30, 2017 as compared to taxes payable of
$7,341 at the year ended December 31, 2016.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the nine month period ended September 30, 2017 or 2016 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended September 30, 2017.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months ended September 30, 2017 and 2016.

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

Dated: October 31, 2017	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer