Form 10-K
period 2017-12-31
Tech Central, Inc.
filed 2018-03-22
CIK 1639874

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

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
Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files: ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $.02 as of December 31, 2017.

Number of shares of common stock outstanding as of March 22, 2018: 8,836,250.

i

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

Each of our content services, whether video, photos, apps or a combination, can function independently, as its own business unit, or also function as support material for adjacent services. For example, a client may hire us to create content as well as to implement the content on their website.

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

Through the combination of original content and experience we offer what we consider to be sophisticated content services at competitive rates. We own and develop our own content that we sell to clients. In addition, our clients are able to engage us to develop media content at two different rates:

The deluxe rate, (most expensive) allows the client to keep all rights as exclusive footage.

The economy rate, we retain footage as stock footage which can be marketed to other clients in order to create a more cost effective option for the client as well as an additional revenue opportunity for us.

We also assist in script writing for content videos at an additional fee.
For example, a client may order video content at the economy rate which we have determined may have a market value outside of the client. The client is invoiced at a price of $1,000 but we would retain the rights to re-market the footage to other clients. The Deluxe option may cost the client $7,000 but would ensure they own all rights to the exclusive footage.
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

California Coast Project

In addition to using the drone for shooting video for clients we continue shooting drone footage in and around the California coast to be sold to clients. We anticipate being able to resell footage with projected revenues of $75,000-$100,000.

Projected Production costs and timeline for California Coast Footage:

"Beach Flyover Coastal" collection of California beach Arial footage
"City Views" collection of California downtown city footage

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

            Approximately $5,000-15,000
            Commissions to a third party –approximately 20%

Projected Income from the sale or distribution

Our projections for revenue for the content are approximately $75,000 to $100,000. However, we may in fact film, edit and complete the finished project only to find there is little to no demand for the project footage thus equaling a loss to the Company.

Financing

At this time, we have no plan in place for additional financing to complete any of the aforementioned projects. We may seek equity financing, joint venture funding, or royalty funding; whereby we would pay out a percentage of the content revenues for financing. At this time there are no plans with regards to future financing.

It is possible that if we are able to sell the rights to one or more of our footage content pieces we would have the necessary capital to complete the production of the remaining films, thus enabling us to self fund production.

CUSTOM VIDEO CONTENT

The majority of our revenue for the year ended December 31, 2017 has been as a result of our custom video content. Our goal continues to be providing a broad range of content services and products that enable small businesses and individuals to establish, maintain, promote, and optimize their online presence. Customers can implement video content themselves or; alternatively, they can choose full service solutions allowing us to implement the content.

As our customers demand more advanced products and consultative services, they move from low-priced content towards higher-priced, value-added offerings, such as;

● Corporate video interviews
● Custom video and or photography
● Apps specifically designed to work with video or photo content
● Celebrity endorsements

Custom video content creation has a relatively high cost. For example, if we charged a company $1,000 for stock footage for a web site; we might charge the same Company $10,000 for a custom web-integrated corporate video.

Acquisition of Footage

The company believes it can profit from the buying and selling of existing footage. At this time, we have not acquired any footage from outside sources. However, we are actively looking at additional potential film footage acquisitions in various stage of pre-production or completion.

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

We are currently working towards the implementation of the following Apps for websites or mobile device apps:

Video Viewer A Simple way to incorporate videos from a specific source onto a website.

Photo Carousel Viewer A Simple way to incorporate hosted pictures onto a website.

Sidebar Video Viewer A Simple way to view specific videos on a sidebar of a website with auto play.

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

 Competition within media providers include:

Traditional media solutions such as Television Ads.

Website creation and management solutions and providers such as Wix and WordPress.

Alternative web content providers such as Pond5, istockphoto, and google images.

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
Using videos on landing pages can increase conversions by 80%.
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
Communications Decency Act. The CDA regulates content of material on the Internet and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on their servers unless they participate in creating or developing the content.
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

Loss of Mr. Lewis could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor's investments. Mr. Lewis received a salary of $12,500 in 2014 and 6,100,000 shares of the Company's common stock. In 2016 and 2017 Mr. Lewis elected not to take a salary until such time that the Company was generating sufficient revenue on a consistent basis to sustain a salary. It is unknown, at this time if or when the Company may be able to further compensate Mr. Lewis for his management services. The company does not anticipate Mr. Lewis receiving a salary in the foreseeable future.

Our management has limited experience in running a public company.

Mr. Lewis has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Mr. Lewis will rely on the expertise of outside counsel to ensure proper filing and the meeting of deadlines.

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

As a result of our reliance on our officers and their lack of experience in developing comparable media content, our investors are at risk in losing their entire investment. The company intends to hire personnel in the future who will have the experience required to manage our company, when the company is sufficiently capitalized. Until such management is in place, we are reliant upon our officers to make the appropriate management decisions.

Although  there is a public market for our common shares, they may be an illiquid investment and investors may not be able to sell their shares.

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

Our shares of common stock are traded as a penny stock on the OTC market.

The securities enforcement and penny stock reform act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Sec regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has net tangible assets of at least $100,000 if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are subject to the penny stock rules any market for our shares of common stock may not be liquid.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our company's securities are traded on the world's largest electronic interdealer quotation system "OTC" operated by the OTC Markets Group under the symbol "TCHC".

Year Ended December 31, 2017*	High Bid	Low Bid

Year ended June 30, 2017	$1.95	$0.52

At Year end December 31. 2017 we had 8,836,250 shares of our common stock outstanding and the number of stockholders of record of our common stock was 49.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Wyoming on April 28, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31 as our fiscal year end.

We are a full-service multi-media Company with a multi operational approach focusing on Online video and photography content development and distribution and Website and mobile app technology integration design and development. Websites are a unique mix of textual content, photos, sometimes video and often times apps, which are designed as plug-ins to websites or for mobile devices, aiding in the conveyance of a website's message whether it be business related or personal. We offer products and solutions to help our customers stand out in the ever-changing internet environment. We have been, initially, capitalized through the acquisition of Assets from our founding shareholder, cash flows from multi-media operations and the proceeds from a Private Placement offering.

For the year ended December 31, 2017 we had gross revenues of $39,250 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $115,702 and a net loss of $76,452. For the year ended December 31, 2016 we had gross revenues of $95,392 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $92,539 and a net income of $2,853.

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design and to continue with the development of our aerial footage for California coastal areas. We may also seek equity financing in the future for the California coastal project. At this time, we have no arrangements for any funding source.
In addition, we are seeking potential acquisitions that fit within our business model. At this time, we have not entered into any agreements with any entities.

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

Results of Operations

For the Year ended December 31, 2017 and the Year ended December 31, 2016.

As of yearend December 31, 2017 we had gross revenues of $39,250, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $115,702 consisting of advertising and marketing of $2,000, depreciation expense of $4,576, computer and internet expenses of $978, professional fees of $22,059, consulting fees of $33,500, general and administrative expense of $8,988, production expense of $30,942, a bad debt allowance of $20,000 and income tax credit of $7,341 resulting in a net loss of $76,452.
As of yearend December 31 2016, we had gross revenues of $95,392, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $92,539 consisting of advertising and marketing of $42,430, depreciation expense of $4,576, computer and internet expenses of $867, professional fees of $32,106, general and administrative expense of $12,055 and income tax expense of $505 resulting in a net income of $2,853.

Liquidity and Capital Resources

For Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The change in shareholders' equity at the year ended December 31, 2017 was largely attributable to operating losses incurred in the period.

During the year ended December 31, 2017, we used $(35,975) cash in operating activities compared to $(33,207) used in cash from operating activities, during the year ended December 31, 2016.

For the years ended December 31, 2017 and December 31, 2016 we did not use any funds in investing activities.

During the year ended December 31, 2017 and December 31, 2016, we neither generated nor used any funds in financing activities.

The Company believes it may have sufficient cash resources available to fund its primary operation for the next three (3) months should it not receive any additional revenue and does not have the funding to fully implement its business plan. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Plan of Operation

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design and to continue with the development of our aerial footage for California coastal areas. We may also seek equity financing in the future for the California coastal project. At this time, we have no arrangements for any funding source. In addition, we are seeking potential acquisitions that fit within our business model. At this time, we have not entered into any agreements with any entities.

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

The ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost effective manner; and;

The ability to establish, maintain and eventually grow market share in a competitive environment.

Income Taxes

We had taxes payable of $0 at the year ended December 31, 2017 as compared to taxes payable of $7,341 at the year ended December 31, 2016.  "See Note 6 to the financial statements for additional information".

AUDITED FINANCIAL STATEMENTS
TECH CENTRAL, INC.

FRUCI
&
ASSOCIATES II

A Professional Limited Liability Company

802 N. Washington St.
 Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tech Central, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tech Central, Inc. as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 Consideration of the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company's auditor since 2016.
Spokane, WA
March 22, 2018

TECH CENTRAL, INC.
BALANCE SHEETS
December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash	$5,616	$41,592
Accounts receivable	10,500	52,500
Total Current Assets	16,116	94,092
Film Equipment net	12,446	17,022
Total Assets	$28,562	$111,114

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$2,600	$1,359
Income Tax	-	7,341
Total Current Liabilities	2,600	8,700
Total Liabilities	2,600	8,700

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at December 31, 2017 and December 31, 2016	8,837	8,837
Additional paid in capital	51,988	51,988
Accumulated Deficit	(34,863)	41,589
Total Stockholders' Equity (Deficit)	25,962	102,414

Total Liabilities and Stockholders' Equity (Deficit)	$28,562	$111,114
See accompanying notes to financial statements

TECH CENTRAL, INC.
Statements of Operations
For The Years Ended December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
Revenue
Stock Video	$-	$26,700
Video Filming	39,250	68,692
Total Revenue	39,250	95,392

Cost of Goods Sold	-	-

Gross Profit	39,250	95,392

Operating Expenses
Bad Debt	20,000	-
Depreciation and amortization	4,576	4,576
Computer & Internet	978	867
Consulting Fees	33,500	-
Professional Fees	22,059	32,106
Production Audio-Video Expense	30,942	-
Marketing Expense	2,000	42,430
General & Administrative	8,988	12,055

Total Expenses	123,043	92,034

Net Operating Income Before Taxes	(83,793)	3,358

Other Income (Expense)
Income taxes	7,341	505
Total other income (expense)	$7,341	$505

Net Income	(76,452)	2,853

Basic and Diluted Loss Per Common Share	$(.01)	$.00

Weighted Average Shares Basic and Diluted	8,836,250	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2015	8,836,250	$8,837	$51,988	$38,736	$99,561
Net Income (Loss) for the period ended December 31, 2016				2,853	2,853

Balance, December 31, 2016	8,836,250	$8,837	$51,988	$41,589	$102,414
Net Income (Loss) for the period ended December 31, 2017				(76,452)	(76,452)

Balance, December 31, 2017	8,836,250	$8,837	$51,988	$(34,863)	$25,962

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
For The Years Ended December 31, 2017 and December 31, 2016

	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$(76,452)	$2,853
Adjustments to Reconcile Net Loss To Net Cash
Change in Accounts receivable	42,000	(27,500)
Change in Accounts payable	1,241	(13,641)
Change in Income Tax Payable	(7,341)	505
Depreciation Expense	4,576	4,576
Net Cash Provided by (Used in) Operating Activities	(35,976)	(33,207)

Increase (Decrease) in cash	(35,976)	(33,207)

Cash at Beginning of Period	41,592	74,799

Cash at End of Period	$5,616	$41,592

Supplemental Cash flow Information
Cash paid for Interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
December 31, 2017 and December 31, 2016

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2017.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2017 and December 31, 2016.

PROPERTY AND EQUIPMENT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years For the year ended December 31, 2017 the Company had depreciation expense of $4,576 and for the year ended December 31, 2016 the Company had depreciation expense of $4,576.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of December 31, 2017 and December 31, 2016.

ACCOUNTS RECEIVABLE AND REVENUE
Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.  The December 31, 2017 and December 31, 2016 allowance was determined to be zero.

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

NET INCOME PER SHARE OF COMMON STOCK
We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. There were no equity instruments that would be considered dilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern.  As of December 31, 2017, the Company had accumulated deficit of $34,863. As of December31,2016 the Company had retained earnings of $41,589. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 3- Equipment

Equipment	2017	2016
Equipment	$22,884	$22,884
Accumulated Depreciation	(10,438)	(5,862)
Net Equipment	$12,446	$17,022

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for 2017 was $4,576 and for 2016 $4,576.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in either 2017 or 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director. At December 31, 2017 there was no accrual of salaries.

Note 5 – Common Stock

At the year ended December 31, 2017 and 2016 the Company had 8,836,250 shares issued and outstanding.  There were no common stock issuances during 2017or 2016.

Note 6 – Income Taxes

The company complies with the accounting and reporting requirements of FASB ASC, 740 "Income Taxes' which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rate applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  There were no unrecognized tax benefits as of December 31, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2017.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended December 31, 2017. As of December 31, 2017, we had a net operating loss carry-forward of approximately $(34,863) and a deferred tax asset of approximately $5,228 using the statutory rate of 15%.  The deferred tax assets may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(5,228).

	December 31, 2017	December 31, 2016
Deferred Tax Asset	$5, 228	$(7,341)
Valuation Allowance	(5,228)	7,,341
Deferred Tax Asset (Net)	$-	$-
The Company filed an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities during the three years period prior to the period covered by these financial statements.
Note 7 – Subsequent Events

Management has reviewed events between December 31, 2017 to March 22, 2018 the date that the financials were available to be issued March 31,2018 and there were no significant events identified for disclosure. In addition, a review was performed by our auditor prior to the filing date and no additional items were noted.

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
Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2017.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2017. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2017, our internal controls over financial reporting were not effective based on that framework.
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

Changes in Controls Over Financial Reporting

During the fourth quarter of fiscal 2017, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Term Served	Title / Position(s)
Joe Lewis	40	Since April 28, 2014	CEO, Secretary, Treasurer and Director

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation
 Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	All other Compensation	Total
JoJoe Lewis President and CEO, CFO	FY 2017	$-	$-	$-	$-	$-
JoJoe Lewis President and CEO, CFO	FY 2016	$-	$-	$-	$-	$-

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

The table below sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

SHARES OF COMMON STOCK BENEFICIALLY OWNED

Name of Beneficial Owner	Number	%
Named Executive Officers and Directors:
JoJoe Lewis (1)	6,100,000	69

(1) Joe Lewis is the President and Director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
We describe below transactions and series of similar transactions to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the Company's fiscal year ended December 31, 2017 and 2016, we were billed approximately $15,100 and $12,100, respectively for professional services rendered for the audit and reviews of our financial statements that were provided by Fruci & Associates II, PLLC as being the auditors for 2017 and 2016.

	Year ended December 31,
	2017	2016
Audit Fees	$15,100	$12,100

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Fallbrook, CA., on March 22, 2018.

Dated: March 22, 2018	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer

/s/ Joe Lewis
Joe Lewis,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Joe Lewis	President/Chief Executive Officer and Director(principal executive officer)	March 22, 2018
Joe Lewis

/s/ Joe Lewis	Chief Financial Officer and Director (principal accounting officer)	March 22, 2018
Joe Lewis