Form 10-Q
period 2018-03-31
Tech Central, Inc.
filed 2018-05-14
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Tech Central, Inc.
(Name of small business issuer in its charter)

Wyoming (State or other jurisdiction of incorporation)	333-212438 (Commission File Number)	46-5642819 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May10, 2018
Common Stock, $0.001 par value per share	8,836,250

TECH CENTRAL, INC.
TABLE OF CONTENTS

FINANCIAL STATEMENTS
TECH CENTRAL, INC.
TABLE OF CONTENTS

Table of Contents to Financial Statements
Balance Sheets as of December 31, 2017(Audited) and March 31, 2018 (Unaudited)	3
Statements of Operations for the Periods Ended March 31, 2018 and March 31, 2017 (Unaudited)	4
Statements of Cash Flows for the Periods Ended March 31, 2018 and March 31, 2017 (Unaudited)	4
Notes to the Financial Statements	6 - 8

TECH CENTRAL, INC.
BALANCE SHEETS
March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$465	$5,616
Accounts Receivable, net	15,700	10,500
Total Current Assets	16,165	16,116

Other Assets
Film Equipment, net	11,302	12,446
Total Other Assets	11,302	12,446

Total Assets	$27,467	$28,562

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$9,800	$2,600
Total Current Liabilities	9,800	2,600

Total Liabilities	9,800	2,600

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at March 31, 2018 and December 31, 2017	8,837	8,837
Paid in Capital	51,988	51,988
Accumulated Deficit	(43,158)	(34,863)
Total Stockholders' Equity (Deficit)	17,667	25,962

Total Liabilities and
Stockholders' Equity (Deficit)	$27,467	$28,562

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Operations
March 31, 2018 and March 31, 2017
Unaudited

	March 31, 2018	March 31, 2017
Revenue

Sales	$5,200	$10,000
Total Revenue	5,200	10,000

Cost of Goods Sold	-	-

Gross Profit	5,200	10,000

Operating Expenses
Depreciation and amortization	1,144	1,144
Computer and Internet Expense	-	849
Consulting Fees	-	5,000
Professional Fees	10,097	8,831
Rent	150	150
Advertising & Marketing Expense	599	5,900
General & Administrative	1,506	2,585

Total Expenses	13,496	24,459

Net Operating Income/Loss	(8,296)	(14,459)

Other Income/Expense
Income taxes	-	(2,169)
Total other income(expense)	-	2,169

Net Income	$(8,296)	$(12,290)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Shares Basic & Diluted Outstanding	8,836,250	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
March 31, 2018 and March 31, 2017

	March 31,	March 31,
	2018 (Unaudited)	2017 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(8,296)	$(12,290)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock Issued for Services
Accounts receivable	(5,200)	30,400
Accounts payable	7,200	5,641
Income Tax Payable	-	(2169)
Accumulated depreciation	1,144	1,144
Net Cash Provided by (used in) Operating Activities	(5,152)	22,726

Increase (Decrease) in Cash	(5,152)	22,726

Cash at Beginning of Period	5,617	41,592

Cash at End of Period	$465	$64,318

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH31, 2018 AND 2017

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2018 and December 31, 2017.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

PROPERTY AND EQUIPMENT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years. As of March 31, 2018, the Company had depreciation expense of $1,144 and as of December 31, 2017 the Company had depreciation expense of $4,576.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of March 31, 2018 and December 31, 2017.

ACCOUNTS RECEIVABLE AND REVENUE
Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.  The March 31, 2018 and December 31, 2017 allowance was determined to be $20,000

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We have adopted ASC 606, Revenue from Contracts with Customers, which provides accounting guidance related to revenue from contracts with customers. As of March 31, 2018 and December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2018, the Company had accumulated deficit of $43,158. As of December 31, 2017, the Company had accumulated deficit of $34,863. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts for amounts and classification of liabilities that might result from this uncertainty.

Note 3- Equipment

Equipment	March 31, 2018	December 31, 2017
Equipment	$22,884	$22,884
Accumulated Depreciation	(11,582)	(10,438)
Net Equipment	$11,302	$12,446

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for March 31, 2018 was $1,144 and for March 31, 2017, $1,144.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in either 2018 or 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director. At March 31, 2018 and 2017 there was no accrual of salaries.

Note 5 - Related Party Transactions

There were no related party transactions.

Note 6 – Common Stock
At the quarter ended March 31, 2018 the Company had 8,836,250 shares issued and outstanding.  There were no common stock issuances during 2017. At the period ended March 31, 2018 there was no stock issued.

Note 7 – Subsequent Events

Management has reviewed events between March 31, 2018 to the date that the financials were available to be issued, and there were no significant events identified for disclosure.

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

For the quarter ended March 31, 2018 we had gross revenues of $5,200 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $13,496 compared to the quarter ended March 31, 2017in which we had gross revenues of $10,000 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $22,290 and a net loss of $12,290.

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

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. In accordance with ASC 606 we recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to our customers. We recognize revenue from a sale or licensing arrangement of a film when we have transferred control of the licensing right to our customer; We recognize revenue from commercial video services rendered when we have transferred control of the commercial video work completed to our customer.

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

Results of Operations

For the three months ended March 31, 2018 and March 31, 2017.

As of quarter ended March 31, 2018 we had gross revenues of $5,200, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $13,496 consisting of advertising and marketing of $599, depreciation expense of $1,144, computer and internet expenses of $0, professional fees of $10,097, rent of $150 and general and administrative expense of $1,506, resulting in a loss of $8,296 compared to the quarter ended March 31, 2017 we had gross revenues of $10,000, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $22,290 consisting of advertising and marketing of $5,900, depreciation expense of $1,144, computer and internet expenses of 849, professional fees of $8,831, rent of $150 general and administrative expense of $2,585, and a credit to income tax expense$2,169; resulting in a loss of $12,290.

Liquidity and Capital Resources

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The change in shareholders' equity at the quarter ended March 31, 2018 and year ended December 31, 2017 was largely attributable to operating losses incurred in the period.
During the quarter ended March 31, 2018 we used $(5,152) compared to quarter ended March 31, 2017, where there was $22,726 cash provided by operating activities.
For the quarters ended March 31, 2018 and 2017 we did not use any funds in investing activities.
For the quarters ended March 31, 2018 and 2017 we neither generated nor used any funds in financing activities.

The company has insufficient cash resources available to fund its primary operations. If we do not receive any additional revenue or receive additional funding we would not have the ability to implement our business plan. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.
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

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products within the next fiscal year. Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

-  The ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost effective manner; and;
-  The ability to establish, maintain and eventually grow market share in a competitive environment.

Income Taxes

We had taxes payable of $0 at the quarter ended March 31, 2018 as compared to taxes payable of $0 at the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2017 annual report..

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three months period ended March 31, 2018  or 2017 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended March 31, 2018.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months ended March 31, 2018 and 2017.

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

Dated: May 14, 2018	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer