Form 10-Q
period 2018-06-30
Tech Central, Inc.
filed 2018-08-15
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2018
Common Stock, $0.001 par value per share	18,836,250

TECH CENTRAL, INC.
TABLE OF CONTENTS

FINANCIAL STATEMENTS
TECH CENTRAL, INC.
TABLE OF CONTENTS

Table of Contents to Financial Statements
Balance Sheets as of December 31, 2017(Audited) and June 30, 2018 (Unaudited)	3
Statements of Operations for the Periods Ended June 30, 2018 and June 30, 2017 (Unaudited)	4
Statements of Cash Flows for the Periods Ended June 30, 2018 and June 30, 2017 (Unaudited)	5
Notes to the Financial Statements	6 - 8

TECH CENTRAL, INC.
BALANCE SHEETS
June 30, 2018 and December 31, 2017

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Assets
Current Assets
Cash	$3,004	$5,616
Accounts Receivable, net	28,200	10,500
Total Current Assets	31,204	16,116

Other Assets
Film Equipment, net	10,157	12,446
Total Other Assets	10,157	12,446

Total Assets	$41,361	$28,562

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$10,950	$2,600
Accounts Payable Related Party	10,000
Total Current Liabilities	20,950	2,600

Total Liabilities	20,950	2,600

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 8,836,250 shares issued and outstanding at June 30, 2018, and 8,836,250 shares issued and outstanding at December 31, 2017	8,837	8,837
Paid in Capital	51,988	51,988
Accumulated Deficit	(40,414)	(34,863)
Total Stockholders' Equity (Deficit)	20,411	25,962

Total Liabilities and
Stockholders' Equity (Deficit)	$41,361	$28,562

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Operations
June 30, 2018 and June 30 2017
Unaudited

	Three Months ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$19,500	$15,500	24,700	$25,500
Total Revenue	19,500	15,500	24,700	25,500

Cost of Goods Sold	-	-	-	-

Gross Profit	19,500	15,500	24,700	25,500

Operating Expenses
Depreciation and amortization	1,144	1,144	2,288	2,288
Computer and Internet	-	-	-	849
Production Expense	-	25,000	-	25,000
Photography-Flyers-printing	-	1,199	-	1,199
Set Building Expense	-	1,877	-	1,877
Consulting Fees	11,000	2,500	11,000	7,500
Professional Fees	4,037	4,547	14,134	13,378
Film Work	-	2,100	-	2,100
Marketing Expense & Advertising	-	(3,900)	599	2,000
Rent Expense	100	225	250	375
General & Administrative	475	2,864	1,980	5,449

Total Expenses	16,756	37,556	30,251	62,015

Net Operating Income/Loss	2,744	(22,056)	(5,551)	(36,515)

Other Income/Expense
Income taxes	-	(3,308)	-	(5,477)
Total other income/Expense		(3,308)		(5,477)

Net Income	$2,744	$(18,748)	$(5,551)	$(31,038)

Basic and Diluted Loss Per Common Share	$0.00	$0.00	0.00	$0.00

Weighted Average Shares Outstanding	8,836,250	8,836,250	8,836,250	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
June 30, 2018 and June 30, 2017

	June 30,	June 30,
	2018 (Unaudited)	2017 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(5,551)	$(31,038)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Accounts receivable	(17,700)	29,000
Accounts payable	8,350	(1,359)
Accounts Payable Related Party	10,000	-
Income Tax Payable	-	(5,477)
Accumulated depreciation	2,288	2,288
Net Cash Provided by (used in) Operating Activities	(2,613)	(6,586)

Increase (Decrease) in Cash	(2,613)	(6,586)

Cash at Beginning of Period	5,617	41,592

Cash at End of Period	$3,004	$35,006
Supplemental Cash Flow information
Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2018 AND 2017

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2018 and December 31, 2017.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

PROPERTY AND EQUIPMENT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of June 30, 2018 and December 31, 2017.

ACCOUNTS RECEIVABLE AND REVENUE
Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. In accordance with ASC 606 we recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to our customers. We recognize revenue from a sale or licensing arrangement of a film when we have transferred control of the licensing right to our customer; We recognize revenue from commercial video services rendered when we have transferred control of the commercial video work completed to our customer. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.  The June 30, 2018 and December 31, 2017 allowance was determined to be $20,000

 FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We have adopted ASC 606, Revenue from Contracts with Customers, which provides accounting guidance related to revenue from contracts with customers. As of June 30, 2018, and December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2018, the Company had accumulated deficit of $40,414. As of December 31, 2017, the Company had accumulated deficit of $34,863. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

Note 3- Equipment

Equipment	June 30. 2018	December 31, 2017
Equipment	$22,884	$22,884
Accumulated Depreciation	(12,727)	(10,438)
Net Equipment	$10,157	$12,446

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for June 30, 2018 was $2,288 and for June 30, 2017, $2,288.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. At the quarter ended June 30, 2018 Joe Lewis had a payable of $10,000 for his services. No salary was paid 2017. At June 30, 2018 and 2017 there was no accrual of salaries.

Note 5 - Related Party Transactions

On July 3, 2018, Joe Lewis, CEO was issued 10,000,000 shares of restricted common stock for his services which was accrued on the balance sheet as accounts payable for the quarter ended June 30, 2018.

Note 6 – Common Stock

At the quarter ended June 30, 2018 the Company had 8,836,250 shares issued and outstanding. There were no common stock issuances during 2018 and 2017.

Note 7 – Subsequent Events

Management has reviewed events between June 30, 2018 to the date that the financials were available to be issued, and there were no significant events identified for disclosure except as identified below.

On July 3, 2018, Joe Lewis, CEO was issued 10,000,000 shares of restricted common stock for his services for the quarter ended June 30, 2018.

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

For the three months ended June 30, 2018 we had gross revenues of $19,500 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $16,756 and a net profit of $2,744 compared to the six months ended June 30, 2018 in which we had gross revenues of $24,700 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $30,251 and a net loss of $5,551.

For the three months ended June 30, 2017 we had gross revenues of $15,500 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $37,556 and a net loss of $18,748 compared to the six months ended June 30, 2017in which we had gross revenues of $25,500 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $36,515 and a net loss of $31,038.

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

Results of Operations

For the Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

For the three month period ended June 30, 2018, we had gross revenues of $19,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $16,756 consisting of professional fees of $4,037 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, computer and internet expense of $0, consulting fees of $11,000,  rent expense of $100 and general & administrative fees of $475 resulting in a profit of $2,744.

For the three month period ended June 30, 2017, we recognized revenues of $15,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $37,556 consisting of professional fees of $4,547 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, consulting fees of $2,500, marketing credit of $(3,900), Production Audio Video Expense of $28,076, film work of  $2,100, computer and internet expense of $0, rent expense of $225,  general & administrative fees of $2,864 and a credit to income tax expense$3,308, resulting in a loss of $18,748.

For the six month period ended June 30, 2018, we had gross revenues of $24,700, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $30,251 consisting of professional fees of $14,134 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $2,288, computer and internet expense of $0, marketing expense of $599 consulting fees of $11,000, rent expense of $250 and general & administrative fees of $1,980, resulting in a loss of $5,551.

For the six month period ended June 30, 2017, we recognized revenues of $25,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses  of $62,015 consisting of professional fees of $13,378 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $2,288, consulting fees of $7,500, marketing expense of $2,000, Production Audio Video Expense of $28,076, film work of $2,100, computer and internet expense of $849, rent expense of $375, general & administrative fees of $5,449 and a credit to income tax expense$5,477 resulting in a loss of $31,038.

Liquidity and Capital Resources

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The change in shareholders' equity at the quarter ended June 30, 2018 and year ended December 31, 2017 was largely attributable to operating losses incurred in the period.

During the quarter ended June 30, 2018 we used $(2,613) compared to quarter ended June 30, 2017, where we used $(6,586) cash.

For the quarters ended June 30, 2018 and 2017 we did not use any funds in investing activities.

For the quarters ended June 30, 2018 and 2017 we neither generated nor used any funds in financing activities.

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

Income Taxes

We had taxes payable of $0 at the quarter ended June 30, 2018 as compared to taxes payable of $0 at the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2017 annual report..

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the six month period ended June 30, 2018 or 2017 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months and six months ended June 30, 2018 and 2017

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months and six months ended June 30, 2018 and 2017.

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
** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2018	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer