Form 10-Q
period 2018-09-30
Tech Central, Inc.
filed 2018-11-09
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2018
Common Stock, $0.001 par value per share	22,765,250

TABLE OF CONTENTS

FINANCIAL STATEMENTS
TECH CENTRAL, INC.
TABLE OF CONTENTS

Table of Contents to Financial Statements
Balance Sheets as of September 30, 2018 (Unaudited and December 31, 2017(Audited)	3
Statements of Operations for the three and nine months Periods Ended September 30, 2018 and September 30, 2017 (Unaudited)	4
Statements of Cash Flows for the nine months Periods Ended September 30, 2018 and September 30, 2017 (Unaudited)	5
Notes to the Financial Statements	7 - 11

TECH CENTRAL, INC.
BALANCE SHEETS
September 30, 2018 and December 31, 2017

	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Assets
Current Assets
Cash	$156	$5,616
Accounts Receivable, net	26,250	10,500
Total Current Assets	26,406	16,116

Other Assets
Film Equipment, net	9,014	12,446
Script, net	49,167	-
Total Other Assets	58,181	12,446

Total Assets	$84,587	$28,562

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable	$8,050	$2,600
Accounts Payable Related Party	-	-
Total Current Liabilities	8,050	2,600

Total Liabilities	8,050	2,600

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)

Common stock $0.001 par value 75,000,000 shares authorized 21,265,250 shares issued and outstanding at September 30, 2018, and 8,836,250 shares issued and outstanding at December 31, 2017	21,266	8,837
Paid in Capital	661,009	51,988
Accumulated Deficit	(605,738)	(34,863)
Total Stockholders' Equity (Deficit)	76,537	25,962

Total Liabilities and
Stockholders' Equity (Deficit)	$84,587	$28,562

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Operations
September 30, 2018 and September 30 2017
Unaudited

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenue
Sales	$14,250	$3,750	$38,950	$29,250
Total Revenue	14,250	3,750	38,950	29,250

Cost of Goods Sold	-	-	-	-

Gross Profit	14,250	3,750	38,950	29,250

Operating Expenses
Depreciation and amortization	1,977	1,144	4,265	3,432
Computer and Internet	-	129	-	978
Production Expense	-	132	-	29,110
Set Building Expense	188	-	188	-
Consulting Fees	565,000	25,000	576,000	32,500
Professional Fees	9,732	3,747	23,866	17,125
Marketing Expense & Advertising	-	614	599	3,812
Rent Expense	205	240	455	615
General & Administrative	2,472	1,848	4,452	7,297

Total Expenses	579,574	32,854	609,825	94,869

Net Operating Income/Loss	(565,324)	(29,104)	(570,875)	(65,619)

Other Income/Expense
Income taxes	-	1,864	-	7,341
Total other income/Expense	-	1,864	-	7,341

Net Income	$(565,324)	$(27,240)	$(570,875)	$(58,278)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.00)	$(0.05)	$(0.01)

Weighted Average Shares Outstanding Basic & Diluted	19,820,519	8,836,250	12,537,909	8,836,250

See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
September 30, 2018 and September 30, 2017

	September 30,	September 30,
	2018 (Unaudited)	2017 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(570,875)	$(58,278)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Change in Accounts receivable	(15,750)	29,000
Change in Accounts payable	5,450	(1,359)
Stock Based Compensation	580,000	-
Change in Income Tax Payable	-	(7,341)
Depreciation and amortization	4,265	3,432
Net Cash Provided by (used in) Operating Activities	3,090	(34,546)

Investing Activities
Script	(8,550)	-
Net Cash Provided (used in) Investing Activities	(8,550)	-

Increase (Decrease) in Cash	(5,460)	(34,546)

Cash at Beginning of Period	5,616	41,592

Cash at End of Period	$156	$7,046
Supplemental Cash Flow information
Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

 Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of stock for services	$580,000	$-
Issuance of stock for asset	$41,450	$-

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING SEPTEMBER 30, 2018

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for September 30, 2018 and December 31, 2017 and for the three and nine months ending September 30, 2018 and 2017.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

PROPERTY AND EQUIPMENT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of September 30, 2018 and December 31, 2017.

ACCOUNTS RECEIVABLE AND REVENUE
Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. In accordance with ASC 606, which we are adopting early, we recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to our customers. We recognize revenue from a sale or licensing arrangement of a film when we have transferred control of the licensing right to our customer; We recognize revenue from commercial video services rendered when we have transferred control of the commercial video work completed to our customer. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.  The September 30, 2018 and December 31, 2017 allowance was determined to be $20,000

 FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
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

NET INCOME PER SHARE OF COMMON STOCK
We have adopted Accounting Standards Codification  (ASC 260) regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As of September 30, 2018, and December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2018, the Company had accumulated deficit of $605,738. As of December 31, 2017, the Company had accumulated deficit of $34,863. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations, which raises substantial doubt about the company’s ability to continue as a going concern.

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

Note 3- Equipment and Other Assets

Equipment	September 30, 2018	December 31, 2017
Film Equipment	$22,884	$22,884
Accumulated Depreciation	(13,870)	(10,438)
Net Equipment	$9,014	$12,446

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for September 30, 2018 was $3,432 and for September 30, 2017, $3,432

Script	September 30, 2018	December 31, 2017
Script Acquisition	$50,000	$-
Accumulated Amortization	(833)	-
Net Equipment	$49,167	$-

The Company acquired a film script on August 20, 2018 for $50,000 which was paid for with 829,000 shares of stock valued at $.05.  The amortization expense for September 30, 2018 was $833 and for September 30, 2017 was $0.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. At the quarter ended June 30, 2018 Joe Lewis had a payable of $10,000 for his services. On July 2, 2018 he was issued 10,000,000 shares of stock, of which $10,000 went to reduce the accrued payable. No salary was paid 2017. At September 30, 2018 and 2017 there was no accrual of salaries.

Note 5 - Related Party Transactions

On July 3, 2018, Joe Lewis, CEO was issued 10,000,000 shares of restricted common stock for his services.

Note 6 – Common Stock

On July 3, 2018, Joe Lewis, CEO was issued 10,000,000 shares of restricted common at $.05 per shares for his services rendered for a total of $500,000.

On July 25, 2018 one million (1,000,000) shares of stock valued at $.05 per share for a total of $50,000 was paid for services to Rising Phoenix International for services rendered.

On August 2, 2018 one hundred thousand (100,000) shares of stock valued at $.05 per share for a total of $5,000 was paid to Darlene Riede for services rendered.

On August 16, 2018 five hundred thousand (500,000) shares of stock valued at $.05 per share for a total of $25,000 was paid for services to MCR Enterprises LLC for services rendered.

On August 20, 2018 eight hundred and twenty nine thousand (829,000) shares of stock valued at $.05 per share for a total of $41,450 was paid for a film script to Tala Media Corp.

At the quarter ended September 30, 2018 the Company had 21,265,250 shares issued and outstanding. There were no common stock issuances during 2017.

Note 7 – Subsequent Events

Management has reviewed events between September 30, 2018 to the date that the financials were available to be issued, and there were no significant events identified for disclosure except as identified below.

On October 31, 2018 777 Capital invested $30,000 through the company’s Reg D private offering for 1,500,000 shares of restricted common stock valued at $.05 per share.

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

For the three months ended September 30, 2018 we had gross revenues of $14,250 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $579,574 and a net loss of $565,324 compared to the nine months ended September 30, 2018 in which we had gross revenues of $38,950 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $609,825 and a net loss of $570,875.

For the three months ended September 30, 2017 we had gross revenues of $3,750 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $32,854 and a net loss of $27,204 compared to the nine months ended September 30, 2017in which we had gross revenues of $29,500 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $65,619 and a net loss of $58,278.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

For the three months period ended September 30, 2018, we had gross revenues of $14,250, and total expenses of $579,574 consisting of professional fees of $9,732 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation and amortization of $1,977, computer and internet expense of $0, consulting fees of $565,000, set expense of $188 rent expense of $205 and general & administrative fees of $2,472 resulting in a loss of $565,324.

For the three month period ended September 30, 2017, we recognized revenues of $3,750, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $32,854 consisting of professional fees of $3,747 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $1,144, consulting fees of $25,000, marketing credit of $0, Production Audio Video Expense of $746, computer and internet expense of $129, rent expense of $240, general & administrative fees of $1,848 and a credit to income tax expense$1,864, resulting in a loss of $27,240.

For the nine month period ended September 30, 2018, we had gross revenues of $38,950, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $609,825 consisting of Production Audio Video Expense of  $188, professional fees of $23,866 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation and amortization of $4,265, computer and internet expense of $0, marketing expense of $599 consulting fees of $576,000, rent expense of $455 and general & administrative fees of $4,452, resulting in a loss of $570,875.

For the nine month period ended September 30, 2017, we recognized revenues of $29,500, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses  of $94,869 consisting of professional fees of $17,125 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation of $3,432, consulting fees of $32,500, marketing expense of $3,812, Production Audio Video Expense of $29,110, computer and internet expense of $978, rent expense of $615 general & administrative fees of $7,297 and a credit to income tax expense$7,341 resulting in a loss of $58,278.

Liquidity and Capital Resources

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The change in shareholders' equity at the quarter ended September 30, 2018 was largely attributable to operating losses incurred in the period and the issuances of stock for services rendered in the amount of $580,000 and the acquisition of a film script for $50,000 as compared to the year ended December 31, 2017 which was largely attributable to operating losses incurred in the period

During the quarter ended September 30, 2018 we had net cash provided in operating activities of $3,090 compared to quarter ended September 30, 2017, where we used $(34,546).

For the quarters ended September 30, 2018 we used $8,550 in investing activities and 2017 we did not use any funds in investing activities.

For the quarter ended September 30, 2018 we neither generated nor used any funds in financing activities.
and for the quarter ended September 30, 2017 we neither generated nor used any funds in financing activities.

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

Income Taxes

We had taxes payable of $0 at the quarter ended September 30, 2018 as compared to taxes payable of $0 at the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2017 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the nine months period ended September 30, 2018 or 2017 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30 2018, 12,429,000 unregistered equity securities were issued and no unregistered equity securities were issued during the nine months ended September 30, 2017.

Subsequent to the quarter ended September 30, 2018 on October 31, 2018, 777 Capital invested $30,000 through the company’s Reg D private offering for 1,500,000 shares of restricted common stock valued at $.05 per share.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months and nine months ended September 30, 2018 and 2017.

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

Dated: November 8, 2018	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer