Form 10-K
period 2018-12-31
Tech Central, Inc.
filed 2019-03-27
CIK 1639874

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $.40 as of December 31, 2018.

Number of shares of common stock outstanding as of March 22, 2019: 22,315,250

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

CUSTOM VIDEO CONTENT

The majority of our revenue for the year ended December 31, 2018 has been as a result of our custom video content. Our goal continues to be providing a broad range of content services and products that enable small businesses and individuals to establish, maintain, promote, and optimize their online presence. Customers can implement video content themselves or; alternatively, they can choose full service solutions allowing us to implement the content.

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

Alternative web content providers such as Pond5, in stock photo, and google images.

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

Why Video is Exploding on Social Media in 2019:

There’s been an explosion of growth in video on social media in recent years. Views of branded video content have increased 99% on YouTube and 258% on Facebook between 2016 and 2017. On Twitter, a video Tweet is 6x more likely to be retweeted than a photo Tweet. “I see video as a megatrend,” Facebook CEO Mark Zuckerberg, February 2017. (Source: https://www.wyzowl.com/video-social-media-2019/)

Facebook has the largest audience of any social network, with more than 2.07 billion monthly active users. That’s more than one-third of the world’s population, and a whole lot of those people are watching video. Around 100 million hours of video are watched every day on Facebook. (Source: https://www.wyzowl.com/video-social-media-2019/)

More video is consumed on YouTube than any other social network. Over 1 billion hours of video are watched daily on YouTube in 88 countries in 76 languages, according to YouTube’s statistics. YouTube is also the world’s second-largest search engine after its parent company Google. (Source: https://www.wyzowl.com/video-social-media-2019/)

According to Addlie Studios, video marketing is one of the best marketing opportunities in 2015 and the coming years:
70% of marketing professionals report that video converts better than any other medium.
The average internet user spends t88% more time on a website with video than without.
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

Loss of Mr. Lewis could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor's investments. Mr. Lewis has received 16,100,000 shares of the Company's common stock in lieu of a salary. In 2016 and 2017. Mr. Lewis elected not to take a salary until such time that the Company was generating sufficient revenue on a consistent basis to sustain a salary. It is unknown, at this time if or when the Company may be able to further compensate Mr. Lewis for his management services. The company does not anticipate Mr. Lewis receiving a salary in the foreseeable future.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our company’s securities are traded on the world’s largest electronic interdealer quotation system “OTC” operated by the OTC Markets Group under the symbol “TCHC”.

Year Ended December 31, 2018 and 2017*	High Bid	Low Bid

Year ended December 31, 2018	$.52	$0.30
Year ended December 31, 2017	$1.95	$0.52

At Year end December 31, 2018 we had 22,315,250 shares of our common stock outstanding and the number of stockholders of record of our common stock was 49.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

The following table consists of the common stock issued and stock to be issued during the year ended December 31, 2018:

Name	Date	Shares Issued	Price per Share	Total $ Amount	Issued for
Joe Lewis	7-3-18	10,000,000	$.05	$500,000	Services
Rising Phoenix	7-25-18	1,000,000	$.05	$50,000	Consulting Services
Darlene Riede	8-2-18	100,000	$.05	$5,000	Services
MCR Enterprises	8-16-18	500,000	$.05	$25,000	Consulting Services
Tala Media Corp	8-20-18	829,000	$.05	$41,450	Script Asset Acquisition
Hannah Grabowski	11-12-18	250,000	$.05	$12,500	Marketing Services
Jeremy Woertnik	11-15-18	200,000	$.05	$10,000	Services
777 Capital	12-31-18	600,000	$.05	$30,000	Investment

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

For the year ended December 31, 2018 we had gross revenues of $38,950 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $639,790 and a net loss of $600,840. For the year ended December 31, 2017 we had gross revenues of $39,250 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $123,043 and a net loss after income tax of $76,452.

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

Results of Operations

For the Year ended December 31, 2018 and the Year ended December 31, 2017.

As of yearend December 31, 2018 we had gross revenues of $38,950, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $639,790 consisting of advertising and marketing of $599, depreciation and amortization  expense of $7,909, computer and internet expenses of $0, professional fees of $27,113, consulting fees of $598,500, general and administrative expense of $5,481, and production expense of $188, resulting in a net loss of $600,840.

As of yearend December 31, 2017 we had gross revenues of $39,250, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $123,043 consisting of advertising and marketing of $2,000, depreciation expense of $4,576, computer and internet expenses of $978, professional fees of $22,059, consulting fees of $33,500, general and administrative expense of $8,988, production expense of $30,942, a bad debt allowance of $20,000 and income tax credit of $7,341 resulting in a net loss of $76,452.

Liquidity and Capital Resources

For Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The change in shareholders' equity at the year ended December 31, 2018 was attributable to stock issued for services, an asset acquisition, investment capital and operating expenses incurred in the period.

During the year ended December 31, 2018, we used $(5,531) cash in operating activities compared to $(35,976) used in cash from operating activities, during the year ended December 31, 2017.

During the year ended December 31, 2018, we generated cash of $30,000 in financing activities for 600,000 shares of stock issued  for cash at $.05 per share, and during the year ended December 31, 2017 no cash was generated in financing activities.

For the years ended December 31, 2018 and December 31, 2017 we did not use any funds in investing activities

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

Plan of Operation

Our plans are to continue to market our multi-media services focusing on the integration of video with web site design. and to continue with the development of our aerial footage for California coastal areas. We may also seek equity financing in the future for the California coastal project. At this time, we have no arrangements for any funding source. In addition, we are seeking potential acquisitions that fit within our business model. At this time, we have not entered into any agreements with any entities.

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

Income Taxes

We had no taxes payable at the year ended December 31, 2018 and December 31, 2017.

AUDITED FINANCIAL STATEMENTS
TECH CENTRAL, INC.

FRUCI
&
ASSOCIATES II

A Professional Limited Liability Company

802 N. Washington St.
 Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tech Central

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tech Central, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2016.
Spokane, WA
March 22, 2018

TECH CENTRAL, INC.
BALANCE SHEETS
December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash	$30,085	$5,616
Accounts receivable	20,250	10,500
Total Current Assets	50,335	16,116
Other Assets
Film Equipment net	7,870	12,446
Script, net	46,667	-
Total Other Assets	54,537	12,446

Total Assets	$104,872	$28,562

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$5,800	$2,600
Total Current Liabilities	5,800	2,600
Total Liabilities	5,800	2,600

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 18,836,250 shares issued and outstanding at December 31, 2018 and stock to be issued 3,479,000 at December 31, 2018 and 8,836,250 shares issued and outstanding at December 31, 2017	18,837	8,837
Shares to be issued	173,950
Additional paid in capital	541,988	51,988
Accumulated Deficit	(635,703)	(34,863)
Total Stockholders' Equity (Deficit)	99,072	25,962

Total Liabilities and Stockholders' Equity (Deficit)	$104,872	$28,562
See accompanying notes to financial statements

TECH CENTRAL, INC.
Statements of Operations
For The Years Ended December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017
Revenue
Video Filming	$38,950	$39,250
Total Revenue	38,950	39,250

Cost of Goods Sold	-	-

Gross Profit	38,950	39,250

Operating Expenses
Bad Debt	-	20,000
Depreciation and amortization	7,909	4,576
Computer & Internet	-	978
Consulting Fees	598,500	33,500
Professional Fees	27,113	22,059
Production Audio-Video Expense	188	30,942
Marketing Expense	599	2,000
General & Administrative	5,481	8,988

Total Expenses	639,790	123,043

Net Operating Income Before Taxes	(600,840)	(83,793)

Other Income (Expense)
Income taxes	-	7,341
Total other income (expense)	$-	$7,341

Net Income	(600,840)	(76,452)

Basic and Diluted Loss Per Common Share	$(.04)	$(.01)

Weighted Average Shares Basic and Diluted	13,836,250	8,836,250

 See accompanying notes to financial statements.

TECH CENTRAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Shares to be Issued		Accumulated Deficit	Total
Balance, December 31, 2016	8,836,250	$8,837	$8,837		$-	$41,589	$102,414
Net Income (Loss) for the period ended December 31, 2017						(76,452)	(76,452)
Balance, December 31, 2017	8,836,250	$8,837	$51,988	$		$(34,863)	$25,962
Stock Issued for Services	10,000,000	10,000	490,000		102,500		602,500
Stock issued for Asset					41,450		41,450-
Sale of Common Stock					30,000		30,000
Net Income (Loss) for the period ended December 31, 2018						(600,840)	(600,840)
Balance December 31, 2018	18,836,250	$18,837	$541,988		$173,950	$(635,703)	$99,072

 See accompanying notes to financial statements.

TECH CENTRAL, INC.
Statements of Cash Flows
For The Years Ended December 31, 2018 and December 31, 2017

	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$(600,840)	$(76,452)
Adjustments to Reconcile Net Loss To Net Cash
Change in Accounts receivable	(9,750)	42,000
Change in Accounts payable	3,200	1,241
Stock issued for Services	602,500	-
Settlement of Debt for Script Acquisition	(8,550)	-
Change in Income Tax Payable	-	(7,341)
Depreciation and Amortization	7,909	4,576
Net Cash Provided by (Used in) Operating Activities	(5,531)	(35,976)

Financing Activities
Proceeds from Stock Issuance	30,000	-
Net Cash Provided by Financing Activities	30,000	-

Increase (Decrease) in cash	24,469	(35,976)

Cash at Beginning of Period	5,616	41,592

Cash at End of Period	$30,085	$5,616

Supplemental Cash flow Information
Cash paid for Interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of stock for Script Asset Acquisition	$41,450	$0

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
December 31, 2018 and December 31, 2017

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2018.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2018 and December 31, 2017.

PROPERTY, EQUIPMENT AND SCRIPT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years.  For the year ended December 31, 2018 the Company had depreciation expense of $4,576 and amortization expense of $3,333. For the year ended December 31, 2017 the Company had depreciation expense of $4,576 and no amortization expense.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of December 31, 2018 and December 31, 2017.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As of December 31, 2018, and December 31, 2017, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:
The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern.  As of December 31, 2018, the Company had accumulated deficit of $635,703. As of December31, 2017 the Company had retained earnings of $34,863. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. This raises substantial doubt about the Company’s ability to continue as a going concern.
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

Note 3- Equipment and Script

Equipment	2018	2017
Equipment	$22,884	$22,884
Accumulated Depreciation	(15,014)	(10,438)
Net Equipment	$7,870	$12,446

Script	2018	2017
Script	$50,000	$-
Accumulated Amortization	(3,333)	-
Net Equipment	$46,667	$-

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for 2018 was $4,576 and for 2017 $4,576.

The Company acquired a film script on August 20, 2018 for $50,000 which was paid for with 829,000 shares of stock valued at $.05 ($41,450) included in the shares to be issued in the balance sheet. The balance of $8,550 was offset by an account payable by the seller of the script. The amortization expense for December 31, 2018 was $3,333 and for December 31, 2017 was $0.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. No salary was paid in either 2018 or 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit- sharing plans for the benefit of our officer and director. At December 31, 2018 there was no accrual of salaries.

Note 5 – Common Stock

At the year ended December 31, 2018 the Company had 18,836,250 shares issued and outstanding.  At the year ended December 31, 2017 the Company had 8,836,250 shares issued and outstanding.  There were 10,000,000 common stock issuances during the year ended December 31, 2018 and no common stock issuances during 2017.

Common Stock issued and shares to be issued in 2018:

Name	Date Issued	Shares Issued and to be issued	Price per Share	Total $ Amount	Issued for
Joe Lewis	7-3-18	10,000,000	$.05	$500,000	Services
Rising Phoenix	7-25-18	1,000,000	$.05	$50,000	Consulting Services
Darlene Riede	8-2-18	100,000	$.05	$5,000	Services
MCR Enterprises	8-16-18	500,000	$.05	$25,000	Consulting Services
Tala Media Corp	8-20-18	829,000	$.05	$41,450	Script Asset Acquisition
Hannah Grabowski	11-12-18	250,000	$.05	$12,500	Marketing Services
Jeremy Woertnik	11-15-18	200,000	$.05	$10,000	Services
777 Capital	12-31-18	600,000	$.05	$30,000	Investment

Note 6 – Income Taxes
On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income ("GILTI"); (vi) the repeal of domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation expenses; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income ("FDII").

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the U.S. Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. Tax Act.

The Company was able to make reasonable estimates of the effects and recorded provisional estimates for these items. Changes in tax rates and tax laws are accounted for in the period of enactment.

The company complies with the accounting and reporting requirements of FASB ASC, 740 “Income Taxes’ which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rate applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  There were no unrecognized tax benefits as of December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2018.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended December 31, 2018. As of December 31, 2018, we had a net operating loss carry-forward of approximately $635,703 and a deferred tax asset of approximately $131,404 using the statutory rate of 21% for 2018 and 5,228 @15% for 2017 and prior years.  The deferred tax assets may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $131,404.

	December 31, 2018	December 31, 2017
Deferred Tax Asset	$131,404	$5,228
Valuation Allowance	(131,404)	(5,228)
Deferred Tax Asset (Net)	$-	$-
The Company filed an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities during the three years period prior to the period covered by these financial statements.
Note 7 – Subsequent Events

Management has reviewed events between December 31, 2017 to March 27, 2019 the date that the financials were available to be issued and there were no significant events identified for disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2018.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2018. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective based on that framework.
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

Changes in Controls Over Financial Reporting

During the fourth quarter of fiscal 2018, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Term Served	Title / Position(s)
Joe Lewis	40	Since April 28, 2014	CEO, CFO, and Director

Joe Lewis has served as the Company's CEO, CFO and Director since April 28, 2014. Mr. Lewis has been involved in marketing and digital media for the last twenty years. He is also the President of MMT, Inc. a position which he held since June of 2013. MMT, Inc. owns proprietary code which is used for APP development. He was the Manager for Mal Entertainment Group in Charlotte, North Carolina from 2007 to 2014 where his duties included the oversight of digital media content and management. From 2002 to 2007 he was a partner in Triumph World Consulting in Las Vegas, NV where his duties entailed the oversight of web content developers and marketing of digital web design. Within those companies Mr. Lewis has worked with many forms of media, inclusive of Web site design, video filming and editing, and the dissemination of information through various social media. Mr. Lewis studied towards a degree in Business at the University of Nevada. Mr. Lewis through his ventures has specialized in marketing to both consumers and businesses, both nationally as well as internationally. We believe his knowledge of digital content integration with website design combined with his management and marketing skill sets will bring a distinct advantage to the Company's ability to move forward.

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

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. All of the Form 3's have now been filed and the Company has taken action to ensure that all future Section 16(a) reports are timely filed.

Employment Agreements

On April 28, 2014 we entered into an employment agreement with Joe Lewis to serve as CEO, CFO, Secretary and Director. The agreement was for the issuance of 6,100,000 shares of the Company's restricted common stock as founder's shares in lieu of a cash payment. In addition Joe Lewis was issued 10,000,000 shares of common stock on July 3, 2018 for services rendered.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation
 Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	All other Compensation	Total
JoJoe Lewis President and CEO, CFO	2018	$-	$-	$500,000(1)	$-	$500,000
JoJoe Lewis President and CEO, CFO	2017	$-	$-	$-	$-	$-
(1)-Joe Lewis was issued 10,000,000 shares on July 3, 2018 for services rendered valued at $500,000.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2018 or 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

The table below sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

SHARES OF COMMON STOCK BENEFICIALLY OWNED

Name of Beneficial Owner	Number	%
Named Executive Officers and Directors:
JoJoe Lewis (1)	16,100,000	72

(1) Joe Lewis is the President and Director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We describe below transactions and series of similar transactions to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the Company's fiscal year ended December 31, 2018 and 2017, we were billed approximately $15,500 and $15,100, respectively for professional services rendered for the audit and reviews of our financial statements that were provided by Fruci & Associates II, PLLC as being the auditors for 2018 and 2017 There were no other fees billed for audit related fees, tax fees, or other fees.

	Year ended December 31,
	2018	2017
Audit Fees	$15,500	$15,100

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Prior to the engagement of our auditor by us to render any auditing or permitted non-audit related service, the engagement must be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our audit committee and board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before and after the respective services were rendered.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL - Interactive Data Files

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH CENTRAL, INC.

Dated: March 27, 2019	By:	/s/ Joseph Lewis
Joseph Lewis,
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Joseph Lewis	Director, CEO, CFO (Principal Executive, Financial and Accounting Officer)	March 27, 2019
Joseph Lewis,