Form 10-K/A
period 2018-12-31
Tech Central, Inc.
filed 2019-03-27
CIK 1639874

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Number of shares of common stock outstanding as of March 22, 2019: 22,315,250

Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment No. 1") is being filed to amend the Annual Report originally filed with the Securities and Exchange Commission on March 27, 2019, to insert the Audit Report dated March 27, 2019, which was omitted in the original filing.  No other changes have been made to the Annual Report.

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

We have served as the Company’s auditor since 2016. Spokane, Washington
March 27, 2019

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