Form 10-Q
period 2019-03-31
Tech Central, Inc.
filed 2019-05-10
CIK 1639874

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer		Accelerated filer	

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 7, 2019
Common Stock, $0.001 par value per share	19,836,250

TABLE OF CONTENTS

FINANCIAL STATEMENTS
TECH CENTRAL, INC.
TABLE OF CONTENTS

Table of Contents to Financial Statements
Balance Sheets as of December 31, 2018(Audited) and March 31, 2019 (Unaudited)	4
Statements of Operations for the Periods Ended March 31, 2019 and March 31, 2018 (Unaudited)	5
Interim Equity Statement for Periods Ended March 31, 2019 and March 31, 2018	6
Statements of Cash Flows for the Periods Ended March 31, 2019 and March 31, 2018 (Unaudited)	7
Notes to the Financial Statements	8-11

TECH CENTRAL, INC.
BALANCE SHEETS
March 31, 2019 and December 31, 2018

		March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Current Assets
Cash	S	24,177	$30,085
Accounts receivable		25,250	20,250
Total Current Assets		49,427	50,335
Other Assets
Film Equipment net		6,726	7,870
Script, net		44,167	46,667
Total Other Assets		50,893	54,537

Total Assets		$100,320	$104,872

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable		$8,850	$5,800
Total Current Liabilities		8,850	5,800
Total Liabilities		8,850	5,800

Commitments and Contingencies		-	-

Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 19,836,250 shares issued and outstanding at March 31, 2019 and 18,836,250 shares authorized and outstanding December 31, 2018		19,837	18,837
Shares to be issued		123,950	173,950
Additional paid in capital		590,988	541,988
Accumulated Deficit		(643,305)	(635,703)
Total Stockholders' Equity (Deficit)		91,470	99,072

Total Liabilities and Stockholders' Equity (Deficit)		$100,320	$104,872
See accompanying notes to financial statements

TECH CENTRAL, INC.
Statements of Operations
For the Quarters Ended March 31, 2019 and March 31, 2018
(Unaudited)

	March 31, 2019	March 31,2018
Revenue
Video Filming	$5,000	$5,200
Total Revenue	5,000	5,200

Cost of Goods Sold	-	-

Gross Profit	5,000	5,200

Operating Expenses
Depreciation and amortization	3,644	1,144
Professional Fees	8,097	10,097
Advertising & Marketing Expense	-	599
General & Administrative	861	1,656

Total Expenses	12,602	13,496

Net Operating Income Before Taxes	(7,602)	(8,296)

Provision for Income taxes	-	-

Net Income	$(7,602)	$(8,296)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Shares Basic and Diluted	19,672,315	8,836,250

 See accompanying notes to financial statements.

TECH CENTRAL, INC.
INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Shares to be Issued	Retained Earnings	Total
January 1, 2018	18,836,250	$8,837	$51,988	$-	$(34,863)	$25,962
Net Income (Loss)					(8,295)	(8,295)
March 31, 2018	18,836,250	$8,837	51,988	$-	$(43,158)	$17,667

January 1, 2019	18,836,250	$18,837	$541,988	$173,950	$(635,703)	$99,072
Stock issued for Asset		1,000	49,000	(50,000)		-
Net Income (Loss)					(7,602)	(7602)
March 31, 2019	19,836,250	$19,837	590,988	$123,950	$(643,305)	$91,470

See accompanying notes to financial statements

TECH CENTRAL, INC.
Statements of Cash Flows
For the Quarters Ended March 31, 2019 and March 31, 2018
(Unaudited)

	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(7,602)	$(8,296)
Adjustments to Reconcile Net Loss To Net Cash
Change in Accounts receivable	(5,000)	(5,200)
Change in Accounts payable	3,050	7,200
Depreciation and Amortization	3,644	1,144
Net Cash Provided by (Used in) Operating Activities	(5,908)	(5,152)

Increase (Decrease) in cash	(5,908)	(5,152)

Cash at Beginning of Period	30,085	5,617

Cash at End of Period	$24,177	$465

Supplemental Cash flow Information
Cash paid for Interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

TECH CENTRAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS PERIODS ENDED MARCH 31, 2019 AND 2018

Note 1 – Summary of Significant Accounting Policies

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

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2019 and December 31, 2018.

ESTIMATES
The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

PROPERTY AND EQUIPMENT
The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

INVENTORY
 Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of March 31, 2019 and December 31, 2018.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We have adopted ASC 606, Revenue from Contracts with Customers, which provides accounting guidance related to revenue from contracts with customers. As of March 31, 2019, and December 31, 2018, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2019, the Company had accumulated deficit of $643,305. As of December 31, 2018, the Company had accumulated deficit of $635,703. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

Note 3- Equipment and Other Assets

Equipment	March 31 2019	December 31, 2018
Equipment	$22,884	$22,884
Accumulated Depreciation	(16,158)	(15,014)
Net Equipment	$6,726	$7,870

	March 31, 2019	December 31, 2018
Script Acquisition	$50,000	$50,000-
Accumulated Amortization	(5,833)	3,333
Net Equipment	$44,167	$46,667

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for March 31, 2019 was $1,144 and for March 31, 2018, $1,144.

The Company acquired a film script on August 20, 2018 for $50,000 which was paid for with 829,000 shares of stock valued at $.05.  The amortization expense for March 31, 2019 was $2,500 and for March 31, 2018 was $0.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. At the quarter ended June 30, 2018 Joe Lewis had a payable of $10,000 for his services. On July 2, 2018 he was issued 10,000,000 shares. As of March 31, 2019 and March 31, 2018 there was no accrual of salaries.

Note 5 – Common Stock

At the quarter ended March 31, 2019 the Company had 19,836,250 shares issued and outstanding.  At the quarter ended March 31, 2018 the Company had 8,836,250 shares issued and outstanding.  There were 10,000,000 common stock issuances during the year ended December 31, 2018 and 18,836,250 shares issued and outstanding.

Common Stock issued and shares to be issued at December 31, 2018.

There were 1,000,000 shares issued in the quarter ending March 31, 2019 that were included at year end in shares to be issued.

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

Note 6 – Subsequent Events

Management has reviewed events between March 31, 2019 to the date that the financials were available to be issued, and there were no significant events identified for disclosure .

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

For the three months ended March 31, 2019 we had gross revenues of $5,000 and total expenses of $12,602 and a net loss of $7,602 compared to the three months ended March 31, 2018 in which we had gross revenues of $5,200 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $13,496 and a net loss of $8,296.

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

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. In accordance with ASC 606 we recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to our customers. We recognize revenue from a sale or licensing arrangement of a film when we have transferred control of the licensing right to our customer. We recognize revenue from commercial video services rendered when we have transferred control of the commercial video work completed to our customer.

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

Results of Operations

For the Three Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

For the three months period ended March 31, 2019, we had gross revenues of $5,000, and total expenses of $12,602 consisting of professional fees of $8,097 which were attributable to expenses relating to our SEC filings and accounting costs, depreciation and amortization of $3,644, computer and internet expense of $0, consulting fees of $0, and general & administrative fees of $861 resulting in a loss of $7,602.

For the quarter ended March 31, 2018 we had gross revenues of $5,200, which were derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $13,496 consisting of advertising and marketing of $599, depreciation expense of $1,144, computer and internet expenses of $0, professional fees of $10,097, rent of $150 and general and administrative expense of $1,506, resulting in a loss of $8,296.

Liquidity and Capital Resources

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The change in shareholders' equity at the quarter ended March 31, 2019 and year ended December 31, 2018 was largely attributable to operating losses incurred in the period.

During the quarter ended March 31, 2019 we used $(5,908) in operating activities compared to the quarter ended March 31, 2018, we used $(5,152) in operating activities.

For the quarters ended March 31, 2019 and 2018 we did not use any funds in investing activities.

For the quarters ended March 31, 2019 and 2018 we neither generated nor used any funds in financing activities.

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

Income Taxes

We had taxes payable of $0 at the quarter ended March 31, 2019 as compared to taxes payable of $0 at the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of  March 31, 2019, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2018 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month period ended March 31, 2019 or year ended 2018 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31 2019,  there were 1,000,000 equity securities were issued.

During the three months ended March 31 2018, no unregistered equity securities were issued.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three months ended March 31, 2019 and 2018.

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

Dated: May 10, 2019	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer