Form 10-Q
period 2019-06-30
Tech Central, Inc.
filed 2019-08-14
CIK 1639874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

877-754-2877

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 14, 2019
Common Stock, $0.001 par value per share	22,315,250

TABLE OF CONTENTS

FINANCIAL STATEMENTS

TECH CENTRAL, INC.

TABLE OF CONTENTS

Table of Contents to Financial Statements
Balance Sheets as of December 31, 2018 (Audited) and June 30, 2019 (Unaudited)	4
Statements of Operations for the Periods Ended June 30, 2019 and June 30, 2018 (Unaudited)	5
Interim Equity Statement for the Periods Ended June 30, 2019 and June 30, 2018 (Unaudited)	6
Statements of Cash Flows for the Periods Ended June 30, 2019 and June 30, 2018 (Unaudited)	7
Notes to the Financial Statements	8-13

TECH CENTRAL, INC.

BALANCE SHEETS

June 30, 2019 and December 31, 2018

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Current Assets
Cash	62,953	$30,085
Accounts receivable	15,250	20,250
Total Current Assets	78,203	50,335
Other Assets
Film Equipment net	5,582	7,870
Script, net	41,667	46,667
Total Other Assets	47,249	54,537

Total Assets	$125,452	$104,872

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$37,730	$5,800
Derivative Liability	234,205	—
Accrued Interest	752	—
Notes Payable net of discount	8,230	—
Total Current Liabilities	280,917	5,800

Total Liabilities	280,917	5,800

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 22,315,250 shares issued and outstanding at June 30, 2019 and 8,836,250 shares authorized and outstanding December 31, 2018	22,316	18,837
Shares to be issued	—	173,950
Additional paid in capital	758,572	541,988
Accumulated Deficit	(936,353)	(635,703)
Total Stockholders' Equity (Deficit)	(155,465)	99,072

Total Liabilities and Stockholders' Equity (Deficit)	$125,452	$104,872

See accompanying notes to financial statements

TECH CENTRAL, INC.

Statements of Operations

June 30, 2019 and June 30 2018

	Three Months ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Video Filming	$—	$19,500	5,000	$24,700
Web Site Development	3,100	—	3,100	—
Total Revenue	3,100	19,500	8,100	24,700

Gross Profit	3,100	19,500	8,100	24,700

Operating Expenses
Depreciation and amortization	3,644	1,144	7,288	2,288
Computer and Internet	600	—	600	—
Production expense	20,000	—	20,000	—
Consulting fees	1,750	11,000	1,750	11,000
Commission	6,000	—	6,000	—
Professional fees	5,997	4,037	14,094	14,134
Film Work	6,000	—	6,000	—
Marketing & advertising	55,580	—	55,580	599
Rent expense	150	100	300	250
General & administration	7,127	475	7,838	1,980
Total Expenses	106,848	16,756	119,450	30,251

Net Operating Income/Loss	$(103,748)	$2,744	$(111,350)	$(5,551)

Other Expense
Change in fair value of derivative	180,318	—	180,318	—
Interest on convertible note	752	—	752	—
Amortization of debt discount	8,230	—	8,230	—
Total other income/Expense	189,300	—	189,300	—

Net Income	$(293,048)	$2,744	$(300,650)	$(5,551)

Basic and Diluted Loss Per Common Share	$0.00	$0.00	0.00	$0.00

Weighted Average Shares Outstanding	22,315,250	8,836,250	22,315,250	8,836,250

See accompanying notes to consolidated financial statements.

TECH CENTRAL, INC.

INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Shares to be Issued	Retained Earnings	Total
January 1, 2018	8,836,250	$8,837	$51,988	$—	$(34,863)	$25,962
Net Income (Loss)	—	—	—	—	(8,296)	(8,296)
March 31, 2018	8,836,250	$8,837	51,988	$—	$(43,159	$17,666

April 1, 2018	8,836,250	$8,837	$51,988	$—	$(43,159)	$17,666
Net Income (Loss)	—	—	—		2,744	2,744
June 30, 2018	8,836,250	$8,837	51,988	$—	$(40,415)	$20,410

January 1, 2019	18,836,250	$8,837	$541,988	$173,950	$(635.703)	$99,072
Stock issued for Asset	1,000,000	1,000	49,000	(50,000)	—	—
Net Income (Loss)	—	—	—	—	(7,602)	(7,602)
March 31, 2019	19,836,250	$9,837	590,988	$123,950	$(643,305)	$91,470

Apri1 1, 2019	19,836,250	$9,837	$590,988	$123,950	$(643,305)	$91,470
Warrants issued with convertible note			46,113			46,113
Stock issued for Asset	829,000	829	40,621	(41,450)	—	—
Stock issued for services	1,050,000	1,050	51,450	(52,500)	—	—
Stock Issued for Private Offering	600,000	600	29,400	(30,000)	—	—
Net Income (Loss)	—	—	—	—	(293,048)	(293,048)
June 30, 2019	22,315,250	$22,316	758,572	$—	$(936,353)	$(155,465)

See accompanying notes to financial statements

TECH CENTRAL, INC.

Statements of Cash Flows

June 30, 2019 and June 30, 2018

	June 30,	June 30,
	2019 (Unaudited)	2018 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(300,650)	$(5,551)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock Issued for Services
Loss on note	123,438
Amortization of debt discount	8,230
Accounts receivable	5,000	(17,700)
Accounts Payable	31,930	18,350
Accrued Interest	752	—
Change in Derivative	56,880
Accumulated amortization & depreciation	7,288	2,288
Net Cash Provided by (used in) Operating Activities	(67,132)	(2,613)

FINANCING ACTIVITIES
Proceeds of convertible note	100,000	—
Net cash provided by Financing Activities	100,000	—

Increase (Decrease) in Cash	32,868	(2,613)

Cash at Beginning of Period	30,085	5,617

Cash at End of Period	$62,953	$3,004

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Derivative recorded for debt discount at inception	$53,887	—
Warrants issued as convertible note kicker	$46,113	—

See accompanying notes to financial statements.

TECH CENTRAL, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2019 AND 2018

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2019 and December 31, 2018.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30 , 2019 and December 31, 2018.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of June 30, 2019 and December 31, 2018.

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

NET INCOME PER SHARE OF COMMON STOCK

We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Due to the net loss dilutive shares would be considered anti-dilutive and therefore basic equals diluted.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have adopted ASC 842, which provides accounting guidance related to leases which as of June 30, 2019, has no impact on our financial condition or results of operations. We have reviewed all other recent pronouncements and do not believe that they will have a material impact on our financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern  and therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

 As of June 30, 2019, the Company had accumulated deficit of $936,353. As of December 31, 2018, the Company had accumulated deficit of $635,703. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3- Equipment and Other Assets

Equipment	June 30, 2019	December 31, 2018
Equipment	$22,884	$22,884
Accumulated Depreciation	(17,302)	(15,014)
Net Equipment	$5,582	$7,870

	June 30, 2019	December 31, 2018
Script Acquisition	$50,000	$50,000
Accumulated Amortization	(8,333)	(3,333)
Net Equipment	$41,667	$46,667

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for the three months ended June 30, 2019 was $1,144 and for June 30, 2018, $1,144 . The depreciation expense for the six months ended June 30, 2019 was $2,288 and for June 30, 2018, $2,288.

The Company acquired a film script on August 20, 2018 for $50,000 which was paid for with 829,000 shares of stock valued at $.05. The amortization expense for three months ending June 30, 2019  was $2,500 and for the three months ending June 30, 2018 was $0.  The amortization expense for six months ending June 30, 2019  was $5,000 and for the six months ending June 30, 2018 was $0.

Note-4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. At the quarter ended June 30, 2018 Joe Lewis had a payable of $10,000 for his services. On July 2, 2018 he was issued 10,000,000 shares. As of June 30, 2019, and December 31, 2018  there was no accrual of salaries.

Note 5 – Common Stock

At the quarter ended June 30, 2019 the Company had 22,315,250 shares issued and outstanding.  At the quarter ended June 30, 2018 the Company had 8,836,250 shares issued and outstanding.  There were 10,000,000 common stock issuances during the year ended December 31, 2018 and 18,836,250 shares issued and outstanding.

There were 2,479,000 shares issued in the quarter ending June 30, 2019 that were included at year end in shares to be issued.

Name	Date Issued	Shares Issued	Price per Share	Total $ Amount	Issued for
Joe Lewis	7-3-18	10,000,000	$.05	$500,000	Services
Rising Phoenix	7-25-18	1,000,000	$.05	$50,000	Consulting Services
Darlene Riede	8-2-18	100,000	$.05	$5,000	Services
MCR Enterprises	8-16-18	500,000	$.05	$25,000	Consulting Services
Tala Media Corp	8-20-18	829,000	$.05	$41,450	Script Asset
Hannah Grabowski	11-12-18	250,000	$.05	$12,500	Marketing Services
Jeremy Woertnik	11-15-18	200,000	$.05	$10,000	Services
777 Capital	12-31-18	600,000	$.05	$30,000	Investment

Note 6 – Convertible Loan

Promissory Notes and Warrants – Issued for the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company issued a total of $112,750 in promissory notes (“Notes”) which included an OID of $12,750 with the following terms:

•	Term of the note is 9 months.
•	Annual interest rate12%.
•	Note is convertible at the option of the holder at issuance, 240 days from issuance.
•	Conversion prices are typically based on the discounted (38% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial lattice model pricing model to calculate the fair value as of June 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. (See Note 7).

Warrants were issued in conjunction with the convertible note on June 17, 2019 and were valued at $46,113.

Note 7 - Derivative Liabilities

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial lattice model pricing model to calculate the fair value as of June 30, 2019. The Binomial lattice model model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial lattice model valuation model.

At June 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six Months Ended
June 30, 2019
Expected term	0.08 - 5.00 years
Expected average volatility	187% - 451%
Expected dividend yield	—
Risk-free interest rate	1.76% - 2.09%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$—
Addition of new derivatives recognized as debt discounts	53,887
Addition of new derivatives recognized as loss on derivatives	123,438
Loss on change in fair value of the derivative	56,880
Balance - June 30, 2019	$234,205

Note 8 - Warrants

Warrants

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	—	$—
Granted	451,000	0.25
Exercised	—	—
Forfeited/canceled	—	—
Outstanding, June 30, 2019	451,000	$0.25

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2019.

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
451,000	4.95	$0.25	451,000	$0.25

The warrants were issued in conjunction with the convertible note on June 17, 2019 and were valued at $46,113.

Note 9– Related Party Transactions

On July 3, 2018 ten million shares were issued to Joe Lewis, CEO for services at $.05 per share with a valuation of $500,000.

Note 10– Subsequent Events

Management has reviewed events between June 30, 2019 to the date that the financials were available to be issued, and there were no significant events identified for disclosure.

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

For the three months ended June 30, 2019 we had gross revenues of $3,100 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $296,148 and a net loss of $293,048 compared to the six months ended June 30, 2019 in which we had gross revenues of $8,100 derived primarily from commercial video work and digital video and photo integration into website design, and total expenses of $308,750 and a net loss of $300,650.

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

Results of Operations

For the Three and Six Months Ended June 30, 2019 Compared to The Three and Six Months Ended June 30, 2018.

Revenue

For the three-month period ended June 30, 2019, we had total sales of $3,100 attributed to Website development.

During the six months ended June 30, 2019, we had $8,100 in total sales attributed to $5,000 in Video filming and $3,100 in Website development.

For the three-month period ended June 30, 2018 we had total sales of $19,500 attributed to Video filming.

For the six-month period ended June 30, 2018 we had total sales of $24,700 attributed to Video filming.

Cost of Sales

For the three months and six months period ended June 30, 2019, we had no cost of goods.

For the three months and six months period ended June 30, 2018, we had no cost of goods.

Gross Profit

For the three-month period ended June 30, 2019, we recognized a gross profit of $3,100 for sale of Website development.

For the six months period ended June 30, 2019, we recognized a gross profit of $8,100 attributed to $3,100 in Website development and $5,000 in Video filming.

For the three-month period ended June 30, 2018, we recognized a gross profit of $19,500 for the sale of Video filming.

For the six months period ended June 30, 2018, we recognized a gross profit of $24,700 for the sale of Video filming.

Operating Expenses

For the three months period ended June 30, 2019, we incurred total operating expenses of $106,848 consisting of professional fees of $5,997 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $3,644, marketing expense of $55,580 rent $150, consulting fees of $1,750, commission of $6,000, production expense of $26,000 and general and administrative fees of $7,127. Other expenses incurred for the three-month period ended June 30, 2019 included a change in fair value of derivative liabilities of $180,318, amortization of debt discount $8,230 and interest on convertible notes $752 for a total non-operating expense of $189,300.

For the six months period ended June 30, 2019, we incurred total operating expenses of $119,450 consisting of professional fees of $14,094 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $7,288, marketing expense of $55,580 rent $300, consulting fees of $1,750, commission of $6,000, production expense of $26,000 and general and administrative fees of $7,838. Other expenses incurred for the six-month period ended June 30, 2019 included a change in fair value of derivative liabilities of 180,318, amortization of debt discount $8,230 and interest on convertible notes $752 for a total non-operating expense of $189,300.

For the three months period ended June 30, 2018, we incurred total operating expenses of $16,756 consisting of professional fees of $4,037 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $1,144, rent $100 , consulting fees of $11,000, and general and administrative fees of $475 .

For the six months period ended June 30, 2018, we incurred total operating expenses of $30,251 ,consisting of professional fees of $14,134 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $2,288, rent $250, consulting fees of $11,000, advertising of $599, and general and administrative fees of $1,980.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

As at June 30, 2019, the Company had cash on hand of $62,953, total assets of $125,452, total liabilities of $280,917 and stockholders' deficit of $155,465  as compared to June 30, 2018, where the Company had cash on hand of $3,004, total assets of $41,361, total liabilities of $20,950 and stockholder’s equity of $20,411.

During the quarter ended June 30, 2019 we used $(67,132) in operating activities compared to the quarter ended June 30, 2018 we used $(2,613)  in operating activities.

For the quarters ended June 30, 2019 we generated $100,000 in financing activities.  For the quarter ended June 30, 2018 we had no financing activity.

The company has insufficient cash resources available to fund its primary operations. If we do not receive any additional revenue or receive additional funding, we would not have the ability to implement our business plan. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third- party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off- balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

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

Income Taxes

We had taxes payable of $0 at the quarter ended June 30, 2019 as compared to taxes payable of $0 at the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of  June 30, 2019, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2018 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month and six month period ended June 30, 2019 or year ended 2018 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, there were 2,479,000 equity securities issued.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six months ended June 30, 2019 and 2018.

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

Dated: August 14, 2019	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis,
Chief Executive Officer

