Form 10-Q
period 2019-09-30
Tech Central, Inc.
filed 2019-11-12
CIK 1639874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 8, 2019
Common Stock, $0.001 par value per share	22,315,250

TABLE OF CONTENTS

FINANCIAL STATEMENTS

TECH CENTRAL, INC.

TABLE OF CONTENTS

Table of Contents to Financial Statements
Balance Sheets as of December 31, 2018 (Audited) and September 30, 2019 (Unaudited)	4
Statements of Operations for the Periods Ended September 30, 2019 and September 30, 2018 (Unaudited)	5
Interim Statements Of Changes In Shareholders ’ Equity (Deficit) For the Periods Ended September 30, 2019 and September 30, 2018 (Unaudited)	6
Statements of Cash Flows for the Periods Ended September 30, 2019 and September 30, 2018 (Unaudited)	7
Notes to the Financial Statements	8-14

TECH CENTRAL, INC.

BALANCE SHEETS

September 30, 2019 and December 31, 2018

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Current Assets
Cash	$90,599	$30,085
Accounts receivable	15,250	20,250
Total Current Assets	105,849	50,335
Other Assets
Prepaid Inventory	5,709	—
Pet Formula Net	74,375	—
Film Equipment net	4,438	7,870
Script, net	39,167	46,667
Total Other Assets	123,689	54,537

Total Assets	$229,538	$104,872

Liabilities And Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$5,930	$5,800
Derivative Liability	838,403	—
Accrued Interest	5,891	—
Notes Payable net of discount	60,148	—
Total Current Liabilities	910,372	5,800

Total Liabilities	910,372	5,800

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)
Common stock $0.001 par value 500,000,000 shares authorized 22,315,250 shares issued and 3,500,000 shares to be issued September 30, 2019 and 18,836,250 shares issued and outstanding December 31, 2018.	22,316	18,837
Shares to be issued	175,000	173,950
Additional paid in capital	1,081,527	541,988
Accumulated Deficit	(1,959,677)	(635,703)
Total Stockholders' Equity (Deficit)	(680,834)	99,072

Total Liabilities and Stockholders' Equity (Deficit)	$229,538	$104,872

See accompanying notes to financial statements

TECH CENTRAL, INC.

Statements of Operations

September 30, 2019 and September 30 2018

Unaudited

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Better Mind Product Line	$13,995	$—	$13,995	$—
Multi-Media	—	14,250	8,100	38,950
Total Revenue	13,995	14,250	22,095	38,950

Gross Profit	13,995	14,250	22,095	38,950

Operating Expenses
Depreciation and amortization	4,269	1,977	11,557	4,265
Computer and Internet	514	—	1,114	—
Production Expense	—	—	20,000	—
Set Building Expense	—	188	—	188
Commission	11,500	—	17,500	—
Consulting Fees	30,800	565,000	32,550	576,000
Professional Fees	6,854	9,732	20,948	23,866
Film Work	—	—	6,000	—
Marketing Expense & Advertising	165,141	—	220,721	599
Rent Expense	150	205	450	455
General & Administrative	8,881	2,472	16,719	4,452

Total Expenses	228,109	579,574	347,559	609,825

Net Operating Income/Loss	$(214,114)	$(565,324)	$(325,464)	$(570,875)

Other Expense
Change in fair value of derivative	429,198	—	609,516	—
Interest on convertible note	5,139	—	5,891	—
Amortization of debt discount	51,918	—	60,148	—
Total other expense	486,255	—	675,555	—

Net Income (Loss)	$(700,369)	$(565,324)	$(1,001,019)	$(570,875)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.05)	$(0.04)	$(0.05)

Weighted Average Shares Outstanding Basic and Diluted	22,315,250	19,820,519	20,289,450	12,537,909

See accompanying notes to financial statements.

TECH CENTRAL, INC.

INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS ’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Shares to be Issued	Accumulated Deficit	Total
January 1, 2018	8,836,250	$8,837	$51,988	$—	$(34,863)	$25,962
Net Income (Loss)					(8,296)	(8,296)
March 31, 2018	8,836,250	$8,837	51,988	$—	$(43,159	$17,666

April 1, 2018	8,836,250	$8,837	$51,988	$—	$(43,159)	$17,666
Net Income (Loss)					2,744	2,744
June 30, 2018	8,836,250	$8,837	51,988	$—	$(40,415)	$20,410

July 1, 2018	8,836,250	$8,837	$51,988	$—	$(40,415)	$20,410
Stock issued for services	12,429,000	12,429	609,021	—	—	621,450
Net Income (Loss)	—	—	—	—	(565,324)	(565,324)
September 30, 2018	21,265,250	$21,266	661,009	$—	$(605,739)	$76,536

January 1, 2019	18,836,250	$8,837	$541,988	$173,950	$(635.703)	$99,072
Stock issued for Asset	1,000,000	1,000	49,000	(50,000)
Net Income (Loss)					(7,602)	(7,602)
March 31, 2019	19,836,250	$9,837	590,988	$123,950	$(643,305)	$91,470

Apri1 1, 2019	19,836,250	$9,837	$590,988	$123,950	$(643,305)	$91,470
Warrants issued with convertible note	—	—	46,113	—	—	46,113
Stock issued for Asset	829,000	829	40,621	(41,450)	—	—
Stock issued for services	1,050,000	1,050	51,450	(52,500)	—	—
Stock Issued for Private Offering	600,000	600	29,400	(30,000)	—	—
Net Income (Loss)					(293,048)	(293,048)
June 30, 2019	22,315,250	22,316,	$758,572	$—	$(936,353)	$(155,465)

July 1, 2019	22,315,250	22,316	758,572	—	(936,353)	(155,465)
Warrants issued with convertible note	—	—	—	—	—	—
Stock issued for Asset	—	—	—	75,000	—	75,000
Stock issued for services	—	—	—	100,000	—	100,000
Warrant Down Round Provision	—	—	322,955	—	(322,955)	—
Net Income (Loss)	—	—	—	—	(700,369)	(700,369)
September 30, 2019	22,315,250	22,316	$1,081,527	$175,000	$(1,959,677)	$(680,834)

See accompanying notes to financial statements

TECH CENTRAL, INC.
Statements of Cash Flows
September 30, 2019 and September 30, 2018

	September 30,	September 30,
	2019 (Unaudited)	2018 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(1,001,019)	$(570,875)

Adjustments to Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock Issued for Services	100,000	580,000
Settlement of Debt for Script Acquisition	—	(8,550)
Amortization of debt discount	60,148	—
Change in Accounts receivable	5,000	(15,750)
Change in Accounts Payable	130	5,450
Change in Accrued Interest	5,891	—
Change in Prepaid Inventory	(5,709)	—
Loss on Note Issuance	653,981	—
Derivative Liability	(44,465)	—
Accumulated amortization & depreciation	11,557	4,265
Net Cash Provided by (used in) Operating Activities	(214,486)	(5,460)

Financing Activities
Proceeds of convertible note	275,000	—
Net cash provided by Financing Activities	275,000	—

Increase (Decrease) in Cash	60,514	(5,460)

Cash at Beginning of Period	30,085	5,617

Cash at End of Period	$90,599	$157

Cash paid for Interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of stock for services	$100,000	$580,000
Issuance of stock for asset	$75,000	$41,450
Derivative recorded for debt discount at inception	$228,887	$—
Change of Warrant Down Round Provision	$322,955	$—
Warrants issued as convertible note kicker	$46,113	$—

See accompanying notes to financial statements.

TECH CENTRAL, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2019 AND 2018

Note 1 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Tech Central, Inc. ("TC") was incorporated under the laws of the State of Wyoming on April 28, 2014. TC was formed as a Media Company engaging in online video and photography content development and distribution; and website and mobile app technology integration design and development. Recently we have used our knowledge in multi-media formats to initiate the launch of a CBD product line, Better Mind CBD which we plan to begin marketing and selling in the 4th quarter of 2019 . In the quarter ended September 30, 2019 we sold Better Mind Modules which are comprised of website templates and instruction manuals to enable customers to sell our product line through their own business.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of September 30, 2019 and December 31, 2018.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from three to five years.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The company had no inventory as of September 30, 2019 and December 31, 2018. The company has prepaid inventory of $5,709 which is comprised of the Company’s Better Mind CBD products.

ACCOUNTS RECEIVABLE AND REVENUE

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. In accordance with ASC 606 we recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to our customers. We recognize revenue from a sale or licensing arrangement of a film when we have transferred control of the licensing right to our customer; We recognize revenue from commercial video services rendered when we have transferred control of the commercial video work completed to our customer. In the quarter ended September 30, 2019 we sold Better Mind Modules; sales totaling $13,995; which were comprised of website templates and manuals to enable customers to sell our product line through their own business.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

We have adopted Accounting Standards Codification  ASU No. 2018-03, regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

NET INCOME PER SHARE OF COMMON STOCK

We have adopted Accounting Standards Codification  ASC 260, regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Due to the net loss dilutive shares would be considered anti-dilutive and therefore basic equals diluted.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 718 "“Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ", which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have adopted ASC 842, which provides accounting guidance related to leases which as of September 30, 2019, has no impact on our financial condition or results of operations. We have reviewed all other recent pronouncements and do not believe that they will have a material impact on our financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2019, the Company had accumulated deficit of $1,959,677. As of December 31, 2018, the Company had accumulated deficit of $635,703. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3- Equipment and Other Assets

Equipment	September 30, 2019	December 31, 2018
Equipment	$22,884	$22,884
Accumulated Depreciation	(18,446)	(15,014)
Net Equipment	$4,438	$7,870

	September 30, 2019	December 31, 2018
Script Acquisition	$50,000	$50,000
Accumulated Amortization	(10,833)	(3,333)
Net Equipment	$39,167	$46,667

	September 30, 2019	December 31, 2018
Pet Formula	$75,000	$—
Accumulated Amortization	(625)	—
Net Pet Formula	$74,375	$—

The Company purchased film equipment for $22,884, which is comprised of video, lighting and editing equipment. The depreciation expense for the three months ended September 30, 2019 was $1,144 and for September  30, 2018, $1,144. The depreciation expense for the nine months ended September 30, 2019 was $3,432 and for September  30, 2018, $3,432 .

The Company acquired a film script on August 20, 2018 for $50,000 which was paid for with 829,000 shares of stock valued at $.05. The amortization expense for three months ending September 30, 2019 was $2,500 and for the three months ending September  30, 2018 was $833 . The amortization expense for nine months ending September 30, 2019 was $7,500 and for the nine months ending September 30 , 2018 was $833.

The Company acquired a pet formula on August 21, 2019 for $75,000, which was paid for with 1,500,000 shares of stock valued at $.05. The amortization expense for the three months period is $625. The depreciation expense for the nine months ended September 30, 2019 was $625 and for June 30, 2018 was $0.

Note 4 - Commitments and Contingencies

We have an employment agreement with our President Joe Lewis whereby he has agreed to take a salary when he has determined the Company has enough capital to pay a salary. At the quarter ended June 30, 2018 Joe Lewis had a payable of $10,000 for his services. On July 2, 2018 he was issued 10,000,000 shares. As of September  30, 2019, and December 31, 2018 there was no accrual of salaries.

Note 5 – Common Stock

At the quarter ended September 30, 2019 the Company had 22,315,250 shares issued. There were 10,000,000 common stock issuances during the year ended December 31, 2018 and 18,836,250 shares issued and outstanding.

There were 3,500,000 shares to be issued in the quarter ending September 30, 2019.

Name	Date Issued	Shares Issued	Price per Share		Total $ Amount	Issued for
Joe Lewis	7-3-18	10,000,000		$.05	$500,000	Services
Rising Phoenix	7-25-18	1,000,000		$.05	$50,000	Consulting Services
Darlene Riede	8-2-18	100,000		$.05	$5,000	Services
MCR Enterprises	8-16-18	500,000		$.05	$25,000	Consulting Services
Tala Media Corp	8-20-18	829,000		$.05	$41,450	Script Asset
Hannah Grabowski	11-12-18	250,000		$.05	$12,500	Marketing Services
Jeremy Woertnik	11-15-18	200,000		$.05	$10,000	Services
777 Capital	12-31-18	600,000		$.05	$30,000	Investment

Shares to be Issued
Rising Phoenix	8-16-19	1,000,000		$.05	$50,000	Marketing
JJ Resources	8-19-19	1,000,000	S	.05	$50,000	Marketing
Bela Organics	8-21-19	1,500,000		$.05	$75,000	Pet Formula Asset

Note 6 – Convertible Loan

Promissory Notes and Warrants – Issued for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company issued a total of $298,750 in promissory notes (“Notes”) which included an OID of $23,750 with the following terms:

•	Terms ranging from 9 months to 12 months.

•	Annual interest rate ranging from 10% to12%.

•	Notes are convertible at the option of the holder at issuance or 180 days from issuance.

•	Conversion prices are typically based on the discounted (40% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial lattice model pricing model to calculate the fair value as of September 30, 2019. The Binomial lattice model requires six basic data inputs and changes to these inputs could produce a significantly higher or lower fair value measurement. Warrants were issued in conjunction with the convertible note on June 17, 2019 and were valued at $46,113.

Note 7 - Derivative Liabilities

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial lattice model pricing model to calculate the fair value as of September 30, 2019. The Binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

At September 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Nine Months Ended
September 30, 2019
Expected term	0.44 – 2.50 years
Expected average volatility	187% - 451%
Expected dividend yield	—
Risk-free interest rate	1.75% - 2.09%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2018	$—
Addition of new derivatives recognized as debt discounts	228,887
Addition of new derivatives recognized as loss on derivatives	653,981
Gain on change in fair value of the derivative	(44,465)
Balance - September 30, 2019	$838,403

Note 8 - Warrants

Warrants

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	—	$—
Granted	451,000	0.25
Reset feature	488,583	0.12
Exercised	—	—
Forfeited/canceled	—	—
Outstanding, September 30, 2019	939,583	$0.12

The reset feature of warrants associated with the convertible note was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrant, the warrants increased by 488,583 and the total warrants exercisable into 939,583 shares of common stock at $0.12 per share. We accounted for the issuance of the warrants as equity and any change due to reset features are a deemed dividend and recorded to retained earnings. For the perioded ended September 30, 2019, we recorded a deemed dividend of $322,955.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2019.

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
939,583	4.70	$0.123	939,583	$0.123

The warrants were issued in conjunction with the convertible note on September 17, 2019 and were valued at $46,113. The intrinsic value of the warrants as of September 30, 2019 is $130,602.

Note 9– Related Party Transactions

On July 3, 2018 ten million shares were issued to Joe Lewis, CEO for services at $.05 per share with a valuation of $500,000.

Note 10- Segments

The following table summarizes certain financial data related to our segments. Transactions between segments are recorded based on prices negotiated between the segments. Sales of Better Mind Modules represents the selling price of our Better Mind Modules . Sales revenue from Multi Media represents sales for media related services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue
Better Mind Modules	13,995	—	13,995	—
Multi- Media Services	—	14,250	8,100	38,950
Total Revenue	13,995	14,250	22,095	38,950

Profit and Loss
Better Mind Modules	625	—	625	—
Multi- Media Services	3,644	2,165	36,932	4,453
Total Profit or Loss for reportable segments	9,726	12,085	(15,462)	34,497
Unallocated Amounts	(710,095)	(577,049)	(985,557)	(605,372)
Net Income/Loss	(700,369)	(565,324)	(1,001,019)	(570,875)

	September 30, 2019	December 31, 2018
Assets
Better Mind	74,375	—
Multi-Media Services	43,605	54,537
Total Assets for reportable segments	117,980	54,537
Unallocated Assets	111,558	50,335
Total Assets	229,538	104,872

Note 11– Subsequent Events

On October 3, 2019 the Company increased its authorized shares to 500,000,000. In addition the Company authorized the creation of 1,000,000 shares of Class A Preferred shares with conversion rights of 10,000:1 and voting rights of 1:1 at a par value of $.001; the Company also authorized the creation of 1,000,000 shares of Class B Preferred shares with conversion rights of 5,000:1 and voting rights of 1:1 at a par value of $.001. The Preferred A & B shares have been authorized to aid in future funding as well as for potential acquisitions.

On September 20, 2019 a note payable was issued to Power Up Lending Group LTD in the amount of $33,000 with an interest rate of 12% and maturity date of September 20, 2020. Although the note was signed on September 20, 2019, funding was not completed until October 4, 2019.

On October 7, 2019 a note payable was issued to Auctus Fund LLC in the amount of $112,750 with an interest rate of 12% and maturity date of July 7, 2020.

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

We have used our knowledge in multi-media formats to initiate the launch of a CBD product line, Better Mind CBD. Currently we have developed POS (Point of Sale) systems for the sale of our products as well as SEO (Search Engine Optimization) and the engagement of outside consultants to aid in the launching of our product line. We have ordered the initial production of CBD products in the quarter ended September 30, 2019. We have also acquired a formula for pain relief for dogs which we plan to integrate into our CBD product line. In addition we have developed Better Mind modules, which are templates for web sites and training manuals (a “how to sell” manual) which we have begun marketing to individuals and businesses that desire to sell our Better Mind CBD product line through their own web site and\or our POS systems.

Although our focus has turned towards the use of our multi-media capabilities for the sale of our Better Mind CBD product line; we remain a full-service multi-media Company with a multi operational approach focusing on Online video and photography content development and distribution and Website and mobile app technology integration design and development. Websites are a unique mix of textual content, photos, sometimes video and often times apps, which are designed as plug-ins to websites or for mobile devices, aiding in the conveyance of a website's message whether it be business related or personal. We offer products and solutions to help our customers stand out in the ever-changing internet environment. We have been, initially, capitalized through the acquisition of Assets from our founding shareholder, cash flows from multi-media operations and the proceeds from a Private Placement offering.

For the three months ended September 30, 2019 we had gross revenues of $13,995 derived primarily from the sale of our Better Mind modules, and total expenses of $714,364 and a net loss of $700,369 compared to the nine months ended September 30, 2019 in which we had gross revenues of $22,095 derived primarily from the sale of our Better Mind Modules and commercial video work and digital video and photo integration into website design,  and total expenses of $1,023,114 and a net loss of $1,001,019.

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

Our plans are to market our Better Mind CBD product line and our Better Mind Modules using our multi-media background and to continue to market our multi-media services focusing on the integration of video with web site design .

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

Revenue Recognition

Revenue consists substantially of fees earned from movies and videos that we have interests in and commercial video work. In accordance with ASC 606 we recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to our customers. We recognize revenue from a sale or licensing arrangement of a film when we have transferred control of the licensing right to our customer. We recognize revenue from commercial video services rendered when we have transferred control of the commercial video work completed to our customer. In the quarter ended September 30, 2019 we sold $13,995 of our Better Mind Modules, which are comprised of website templates and instruction manuals to enable customers to sell our product line through their own business.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2019 Compared to The Three and Nine Months Ended September 30, 2018.

Revenue

For the three-month period ended September 30, 2019, we had total sales of $13,995 attributed to the sale of Better Mind Modules.

During the nine months ended September 30, 2019, we had $22,095 in total sales, $13,995 attributed to Better Mind Modules, $5,000 attributed to Video filming and $3,100 attributable to Web design.

For the three-month period ended September 30, 2018 we had total sales of $14,250 attributed to Video filming.

For the nine-month period ended September 30, 2018 we had $38,950 in total sales, $30,250 attributed to Video filming and $8,700 attributed to Production.

Cost of Sales

For the three months and nine months period ended September 30, 2019, we had no cost of goods; however we have pre-ordered Better Mind CBD products with which we anticipate initiating sales in the 4th quarter of 2019.

For the three months and nine months period ended September 30, 2018, we had no cost of goods.

Gross Profit

For the three-month period ended September 30, 2019, we began selling our Better Mind Modules comprised of web site templates and Instruction manuals; as a result we recognized a gross profit of $13,995 for sale of Better Mind Modules.

For the nine months period ended September 30, 2019, we recognized a gross profit of $22,095 attributed to $13,995 in sales to Better Mind Modules, $3 ,100 attributed to Web site design and $5,000 attributed to Video filming.

For the three-month period ended September 30, 2018, we recognized a gross profit of $14,250 for sale of Video filming.

For the nine months period ended September 30, 2018, we recognized a gross profit of $38,950, attributed to $30,250 for the sale of Video filming and $8 ,700 attributed to Production.

Operating Expenses

For the three months period ended September 30, 2019, we incurred total operating expenses of $228,109 consisting of professional fees of $6,854 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $4,269, marketing expense of $165,141 rent $150, consulting fees of $30,800, commissions of $11,500, production expense of $0, computer and internet expense $514 and general and administrative fees of $8,881. Other expenses incurred for the three-month period ended September 30, 2019 included day one loss of $530,543, a change in fair value of derivative liabilities of $(101,345), amortization of debt discount $51,918 and interest on convertible notes $5,139, for a total non-operating expense of $714,364.

For the nine months period ended September 30, 2019, we incurred total operating expenses of $347,559 consisting of professional fees of $20,948 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $11,557, marketing expense of $220,721 rent $450, consulting fees of $32,550, commission of $17,500, production expense of $26,000, computer and internet expense $1,114 and general and administrative fees of $16,719. Other expenses incurred for the nine-month period ended September 30, 2019 included a change in fair value of derivative liabilities of $(44,465), day one loss of $653,981, amortization of debt discount $60,148 and interest on convertible notes expense of $5,891 for a total non-operating expense of $1,023,114.

For the three months period ended September 30, 2018, we incurred total operating expenses of $579,574 consisting of professional fees of $9,732 which were attributable to expenses relating to our SEC filings and accounting costs, amortization and depreciation of $1,977, rent $205, consulting fees of $565,000, production expense of $188 and general and administrative fees of $2,472.

For the nine months period ended September 30, 2018, we incurred total operating expenses of $609,825, consisting of professional fees of $23,866 which were attributable to expenses relating to our SEC filing of and accounting costs, amortization and depreciation of $4,265, rent $455, consulting fees of $576,000, advertising of $599, production expense $188 and general and administrative fees of $4,452.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

As at September 30, 2019, the Company had cash on hand of $90,599, total assets of $229,538, total liabilities of $907,642 and stockholders' deficit of $678,104 as compared to September 30, 2018, where the Company had cash on hand of $157, total assets of $84,587, total liabilities of $8,050 and stockholder’s equity of $76,537.

During the quarter ended September 30, 2019 we used $214,486 in operating activities which was principally attributed to notes payable (“debt-equity”) and associated derivative liability and to a lesser extent, accounts payable;. compared to the quarter ended September 30, 2018 where we used $5,460 in operating activities where $580,000 was attributed to debt equity and to a lesser extent to accounts payable. The result for the comparative quarters was a decrease  in operating activities at the quarter ended September 30, 2019.

For the quarters ended September 30, 2019 we generated $275,000 in financing activities.  For the quarter ended September 30, 2018 we had no financing activity.

The company has insufficient cash resources available to fund its primary operations. If we do not receive any additional revenue or receive additional funding, we would not have the ability to implement our business plan. The Company has no additional agreements in place with its shareholders, officer and director or with any third parties to fund operations other than those agreements already in place and having been disclosed in the quarter ended June 30, 2019 and the current quarter ended September 30, 2019.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off- balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Plan of Operation

We have used our knowledge in multi-media formats to initiate the launch of a CBD product line, Better Mind CBD. Currently we have developed POS (Point of Sale) systems for the sale of our products as well as SEO (Search Engine Optimization) and the engagement of outside consultants to aid in the launching of our product line. We have ordered the initial production of CBD products in the quarter ended September 30, 2019. In addition we have developed Better Mind modules, which are templates for web sites and training manuals (a “how to sell” manual) which we have begun marketing individuals and businesses that desire to sell our Better Mind CBD product line through their own web site and\or our POS systems. We plan to expand our marketing and sales efforts of the Better Mind CBD line using our multi-media knowledge.

In addition our plans are to continue to market our multi-media services focusing on the integration of video with web site design. In addition, we are seeking potential acquisitions that fit within our business model. At this time, we have not entered into any agreements with any entities.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to marketing our Better Mind CBD product line and to continue to market our multimedia services.

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products within the 4th quarter of 2019. Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

-  The ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost- effective manner; and;

-  The ability to establish, maintain and eventually grow market share in a competitive environment.

Income Taxes

We had taxes payable of $0 at the quarter ended September 30, 2019 and year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2018 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month and nine months period ended September 30, 2019 or year ended 2018 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended  September 30, 2019, there were 2,479,000 equity securities issued. In addition there were 3,500,000 shares to be issued in the quarter ended September 30, 2019.

No senior securities were issued and outstanding during the nine months ended September 30, 2019 and 2018.

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

Dated: November 12, 2019	TECH CENTRAL, INC.

	By:	/s/ Joe Lewis
Joe Lewis
Chief Executive Officer

